Form 10-K
GENERAL INSTRUMENT CORP /DE/
filed 1995-03-24
CIK 40656

--------------------------------------------------------
                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                          -------------
(Mark One)                FORM 10-K

     ANNUAL  REPORT  PURSUANT TO SECTION  13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
     For the fiscal year ended December 31, 1994
                                      OR
     TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
     For the transition period from ________ to __________.

                  Commission file number 1-5442
                 GENERAL INSTRUMENT CORPORATION
     (Exact name of registrant as specified in its charter)
     DELAWARE                          13-3575653
     (State or other jurisdiction of   (I.R.S. Employer
      incorporation or organization)    Identification No.)

     181 West Madison Street           60602
     Chicago, IL                       (Zip Code)
     (Address of principal
     executive offices)

                         (312) 541-5000
      (Registrant's telephone number, including area code)

   Securities registered pursuant to Section 12(b) of the Act:

                                     Name of each exchange
Title of each class                  on which registered

Common Stock, par value $.01         New York Stock Exchange
5% Convertible Junior                New York Stock Exchange
Subordinated Notes due 2000

   Securities registered pursuant to Section 12(g) of the Act:
                              None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  x    No
                                       -----    -----

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K        .
                            ------

    The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $2.8 billion as of March 15, 1995 (based on the closing price of the stock on the New York Stock Exchange on that date). For purposes of this computation, shares held by affiliates and by directors and officers of the registrant have been excluded. Such exclusion of shares held by directors and officers is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

    Number of shares of Common Stock, par value $.01 per share, outstanding as of March 15, 1995: 122,361,067.

DOCUMENTS INCORPORATED BY REFERENCE
    Portions of the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1994 are incorporated by reference in Parts I, II, III and IV. Portions of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year are incorporated by reference in Part III.

                                PART l
Item 1.  BUSINESS

Unless the context otherwise requires, references to the "Company" or "GI" include General Instrument Corporation and its direct or indirect subsidiaries, including General Instrument Corporation of Delaware ("GI Delaware"), the Company's principal operating subsidiary.

General
    General Instrument Corporation (the "Company" or "GI") is a leading worldwide supplier of broadband communications systems and equipment. Through its two Broadband Communications segment divisions, GI Communications (formed through a merger of the Company's former Jerrold Communications and VideoCipher divisions
- See "Business - GI Communications Division") and CommScope (which together represented 84% of the Company's consolidated sales in the year ended December 31, 1994), the Company supplies a broad range of technologies and products required for the distribution of video programming to consumers over cable and satellite television systems. Through its Power Semiconductor Division (which represented 16% of the Company's consolidated sales in the year ended December 31, 1994), the Company is also a leading manufacturer of discrete power rectifying and transient voltage suppression components used in telecommunications, automotive and consumer electronic products. Information regarding the Company's organization and industry segments appear in Notes 1, 11 and 14 to the Company's consolidated financial statements included in the Annual Report to Stockholders for the year ended December 31, 1994 (the "1994 Annual Report"), incorporated herein by reference.

The Company's Broadband Communications Strategy
    The Company's strategy is to enhance its market leadership position as a provider of broadband systems and equipment by emphasizing the following factors:

      TECHNOLOGICAL LEADERSHIP AND NEW  PRODUCT DEVELOPMENT.
              GI is a worldwide leader in the development and implementation of new enabling technologies for advanced television signal transmission. GI produced the first commercial application of digital compression products and has been a leader in the development of addressable cable television subscriber terminals, advanced fiber optic electronics and high-capacity coaxial cable.

      HIGHLY  INTEGRATED  PRODUCT LINE.
              GI has a broad, highly integrated product line which is one of the largest in the broadband equipment industry. The Company believes this extensive product line gives it a significant competitive advantage in developing new broadband technologies, in anticipating and serving customer needs, and in providing customers with highly integrated end-to-end systems.

      INCREASING  THE   INSTALLED BASE.
              The Company believes that it has supplied the majority of the addressable systems in use by cable television operators in the United States and abroad. GI's strategy has been to expand the number of installed systems which utilize its hardware and software to control network security, services and programming access and to increase its product content in these systems.

      RAPID INTERNATIONAL EXPANSION.
              The   Company  believes  that  the  development  of
      international markets will be an important factor in its future growth due to the relatively low penetration of cable television systems and growing demand for entertainment programming abroad. The Company believes that its leadership position in the U.S. market enhances its ability to provide analog and digital cable, satellite and wireless products to its growing international customer base.

      STRATEGIC ALLIANCES.
      GI has forged alliances with partners in other industries possessing complementary technological and marketing capabilities in order to maximize new opportunities, such as the emerging market for multimedia equipment and the increasing telephone company demand for broadband equipment for video applications.

Broadband Communications
   The Company's Broadband Communications segment consists of the GI Communications and CommScope divisions. The GI Communications Division was formed in 1993 by combining the Company's former Jerrold Communications and VideoCipher divisions. This combination was undertaken due to the rapid convergence of the broadband technologies used for the wired and wireless distribution of television programming by the cable, satellite, and telephone industries. The names Jerrold(R) and VideoCipher(R) remain as GI product brands. The GI Communications Division is the world's largest manufacturer of addressable systems and subscriber equipment, and is a leading manufacturer of fiber optic and RF (radio frequency) distribution electronics for broadband television systems. GI Communications is also the world's largest manufacturer of access control, scrambling, and descrambling equipment used by television programmers for the satellite distribution of their proprietary programming. In addition, GI Communications is leading the development and commercialization of digital video compression and decompression equipment for use in broadband cable, satellite and wireless transmission systems. GI's CommScope division is the largest supplier of coaxial cable for the U.S. cable television industry.

   GI Communications Division

    Analog Terrestrial Products. The Company's principal analog terrestrial products include subscriber and distribution hardware and software. Analog terrestrial subscriber products represented 27%, 24% and 25% of the Company's consolidated sales in the years ended December 31, 1994, 1993 and 1992, respectively. Subscriber products include primarily addressable systems which permit control, through a set-top terminal, of a subscriber's cable television services from a central headend computer without requiring access to the subscriber's premises. Addressable systems also enable a cable television operator to more easily provide pay-per-view programming services and multiple tiers of programming packages. Analog terrestrial distribution products represented 13%, 11% and 10% of the Company's consolidated sales in the years ended December 31, 1994, 1993 and 1992, respectively. Distribution products include headend signal processing equipment, distribution amplifiers, fiber optic transmission equipment, and passive components for wired television distribution systems.

    Beginning in mid-1992 and continuing through 1994, GI has experienced significant increases in purchase orders for its analog products both from domestic and international customers. GI's sales of analog addressable systems reached their highest levels to date in 1994 when the Company shipped more than 4.7 million analog addressable set-top terminals, a 73% increase over 1993 shipments. The Company believes that during this period cable operators have sought to improve the quality, capacity and capabilities of their networks and to increase their revenue per subscriber by increasing their capital spending for addressable systems and distribution infrastructure upgrades. GI expects cable operators in the U.S. and abroad to continue to upgrade their basic networks and invest in new system construction primarily for four reasons: first, new competition has arisen from other television programming sources, such as direct broadcast satellite ("DBS") and cable networks planned by some telephone companies; second, a majority of U.S. cable subscribers do not yet have addressable terminals, and more than 60% are served by a system that is not capable of offering more than 54 channels of programming; third, analog addressable systems are the preferred choice for cable operators that have subscribers with an expected usage profile that does not justify the higher cost of more advanced digital systems; and fourth, international markets, where cable penetration is low and demand for entertainment programming is growing, are being developed using U.S. architecture and systems. In addition, the Company has continued to increase the functionality and features of its analog addressable subscriber terminals. Its latest product, the CFT 2200, scheduled to begin shipment in the second quarter of 1995, incorporates a user feature platform that will allow the cable operator to write applications for new services including electronic program guides, supplementary sports and entertainment information and play-along game shows. This addressable terminal can be modularly upgraded to deliver digital audio, providing CD-quality simulcasts of premium services, and can also be upgraded to GI's DigiCipher(R) II digital compression technology.

    Digital Terrestrial Products. The Company believes that an important future market for GI Communications will be the commercialization of advanced digital broadband systems and equipment, which will provide for greatly expanded channel capacity and programming options, improved quality and security of signal transmission and the capability of delivering enhanced features and services. The Company believes that its potential position in this developing market is significantly enhanced by GI's leadership in a key enabling technology, digital compression, which allows the broadcast of multiple digital channels in the same bandwidth occupied by one uncompressed video channel. Although there can be no assurances as to the commercial development of this technology, digital compression is considered to be the basis for the development of the "500-channel" systems and interactive multimedia applications such as video-on-demand. The Company's DigiCipher system was the first digital video compression system to demonstrate capabilities over cable and satellite television networks.

    The Company believes that the commercialization of digital broadband systems will follow a two-stage process. First, programmers and operators of commercial headends will use digital equipment to increase channel capacity, improve signal quality and enhance security. This stage began in late 1993 when GI Communications began shipping its first-generation DigiCipher I digital satellite encoders and decoders for programmers and cable television commercial headend operators. Second, the Company expects that cable, satellite and other broadband network operators will begin to deploy digital terminals in their customers' homes in order to take advantage of the enhanced capabilities of the digital networks. The rate of deployment will depend largely on consumer demand for the new services made available through the digital network and the relative cost of the more advanced digital terminals. To date, GI has obtained orders and letters of intent for more than 2.6 million of its DigiCable digital subscriber terminals from 11 major cable system operators. In addition, GI has entered into a letter of intent and is negotiating a definitive agreement under which it expects to supply digital and analog equipment for the deployment of Bell Atlantic Corporation's announced large scale broadband network. GI has also entered into an agreement under which it expects to supply digital and analog equipment for the first three sites of GTE Corporation's announced broadband network.

   GI's DigiCable terminals will incorporate the Company's latest generation digital compression system, DigiCipher II, which is compatible with the recently finalized industry standard for digital compression and transport, Motion Picture Experts Group 2 standard ("MPEG-2"). The DigiCipher II system ("MPEG-2/DC-II") has the capacity to carry various video, audio and data elements through a complex information infrastructure that will have an improved capability to interact with other consumer devices using MPEG-2 compression. The features of MPEG-2 were not finalized until November 1994 which, in addition to other system design issues, has caused delays in the deployment of MPEG-2/DC-II products. As a result, volume shipments of these advanced digital cable terminals are not expected to begin until late 1995 and there can be no assurance that additional delays will not occur. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - New Technologies; Digital Products", incorporated herein by reference from the 1994 Annual Report.

    Analog and Digital Satellite Products. GI Communications' satellite products consist primarily of analog and digital access control, scrambling and descrambling products for satellite-based distribution of television programming. Satellite products represented 23%, 22% and 16% of the Company's consolidated sales in the years ended December 31, 1994, 1993 and 1992, respectively. GI is the largest manufacturer of access control, scrambling, and descrambling equipment used by television programmers for the satellite distribution of their proprietary programming.

    The Company's analog satellite products are the exclusive systems for the distribution of encrypted C-Band satellite-delivered programming to cable television operators and large-diameter backyard satellite dish owners. The system consists primarily of scramblers, installed at the originating point for the programming, and descramblers, which are installed at the commercial headends of most cable television systems or purchased by consumers for use with their backyard C-Band satellite dishes. As a result of a number of factors, including significant black market economic incentives, the Company's first generation system, VideoCipher II, was illegally modified ("pirated"), beginning in the mid-1980s, by approximately 1.3 million consumers to receive programming without paying for the service. In 1989, GI introduced VideoCipher II Plus(TM), a second generation product which, to GI's knowledge, has not been "pirated." In 1991, in recognition of the need to provide for ongoing security enhancements, GI introduced VideoCipher RS(TM), which provides the ability to upgrade security by inserting a credit-card-like TVPass Card(TM) into a module rather than replacing the entire module. In 1993, the Company completed a two-part security upgrade program pursuant to which GI replaced the VideoCipher II units of the customers of several providers of premium programming with VideoCipher RS units and those programmers ceased transmission of the VideoCipher II programming signals. The Company believes this program has restored an acceptable level of security to the backyard C-Band satellite dish market. In addition, the Company believes that the security upgrade resulted in the one-time sale of more than 800,000 VideoCipher RS units between the second-quarter of 1992 and the second-quarter of 1994 to former "pirate" consumers who wanted to restore their access to scrambled programming.

    From 1991 through 1993, more than 250,000 new backyard C-Band satellite dishes were installed annually in North America, each requiring the use of an analog VideoCipher descrambler in order to receive scrambled programming. In 1994, new installations totaled more than 350,000 satellite dishes. The Company believes that the introduction of the Hughes DirecTV and PRIMESTAR satellite television services has contributed to increased awareness about satellite programming and has resulted in a higher rate of new installation of backyard C-Band satellite equipment. The Company is a supplier to PRIMESTAR but not to Hughes DirecTV. The Company expects sales opportunities for VideoCipher RS(TM) modules to potential new owners of C-Band satellite dishes to continue through the first quarter of 1995 (although there can be no assurance as to the amount of those sales), and then possibly decline, perhaps substantially, thereafter. The Company believes that the providers of C-Band delivered programming using VideoCipher analog equipment represent an important future opportunity for sales of the Company's DigiCipher satellite systems, although there can be no assurance that such sales will occur.

     GI Communication's digital satellite products include primarily the DigiCipher I system, the world's first digital compression, access control and encryption transport system, designed for the delivery of video entertainment signals. As in the analog satellite system, the digital system relies on encoders at the origination point of the programming, and decoders, either at commercial headends or at consumers' homes for use with their own satellite dishes. DigiCipher I encoders and commercial decoders have been shipped worldwide and hold the leading share of the equipment used by programmers of satellite distributed digital video programming. As of December 31, 1994, DigiCipher I encoders were being used by 17 different programmer/operators to transmit 164 digital channels in North America and 12 programmer/operators to transmit 86 digital channels internationally. In most cases, the Company expects these programmers to upgrade to GI's new MPEG-2/DC-II system after it becomes available in mid-1995.

    The Company supplies DigiCipher I digital consumer receivers to PRIMESTAR Partners, a consortium of cable television operators and GE Americom, which is offering a medium-power Ku-band direct-to-home satellite television system currently transmitting 96 digital video channels. PRIMESTAR's business generally competes with the Hughes DirecTV high-power Ku-band satellite television system. Under agreements with PRIMESTAR, GI will be PRIMESTAR's exclusive provider of receivers through 1996. GI began shipments of DigiCipher I consumer decoders/receivers in the second quarter of 1994 and volumes are expected to increase in 1995. Deployment of MPEG-2/DC-II digital products for PRIMESTAR Partners, expected to begin in mid-1995 will include an upgrade to MPEG-2/DC-II, for a fee, of DigiCipher I receivers currently in use. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - New Technologies; Digital Products", incorporated herein by reference from the 1994 Annual Report.

   CommScope

   CommScope (which represented 22%, 25% and 27% of the Company's consolidated sales for the years ended December 31, 1994, 1993 and 1992, respectively) is the largest manufacturer and supplier of coaxial cable for cable television applications in the U.S. in terms of sales volume, with more than a 50% market share.
CommScope also manufactures fiber optic cable under a non-exclusive license from AT&T Corporation for sale to cable television customers in the United States. In addition, CommScope manufactures and sells other electronic cable primarily for local area network applications in the United States.

    The Company believes that CommScope's competitive strength in the coaxial cable market is due to its extensive coaxial cable product line and its efficient, low-cost manufacturing and delivery capability. CommScope's manufacturing facility in Catawba, North Carolina is highly automated, operates 24 hours a day and is capable of producing approximately 400 miles of trunk and distribution coaxial cable and over 5 million feet of dropwire per day. In 1994, CommScope shipments of dropwire and distribution coaxial cable increased an average of 15% over the levels shipped in 1993. The Company believes this growth is a result of the network upgrades being undertaken by CommScope's traditional cable television customers, in addition to increasing orders from new customers such as telephone companies and international cable television operators. In order to meet increased demand, CommScope is expanding its Catawba, North Carolina facility for distribution coaxial cable and is constructing a new manufacturing facility in Scottsboro, Alabama to be used primarily for the production of dropwire.

    Growth in demand for coaxial cable has occurred despite the replacement of coaxial cable with fiber optic cable in the trunk portion of many cable television networks. This is because the vast majority of the coaxial cable used in a typical, modern cable television network occurs beyond the trunk, in the distribution portion of the network, and in the dropwire into the home. The Company believes that broadband networks will have an ongoing need for coaxial cable to maintain, expand and upgrade their facilities. The Company believes that coaxial cable remains the most efficient means for the transmission of broadband signals to the home over short distances because it is less expensive to install in short lengths than fiber optic cable, has less costly electronics and has the necessary capacity to handle upstream and downstream signal transmission.

    CommScope has recently received orders from U.S. telephone operating companies, several of which have announced plans to install broadband networks for the delivery of video, telephone and other services to some portion, or all, of their telephone service areas. The broadband networks that are being proposed by some of the telephone companies utilize hybrid fiber optic/coaxial cable technologies similar to those being utilized by many cable television operators. While there is no assurance that these proposed networks will be built, to the extent they are implemented, they could represent a significant incremental sales opportunity for CommScope beyond its traditional cable television customer base.

     Cable produced by CommScope for local area network applications also grew significantly in 1994 with sales for these applications increasing by more than 40%. CommScope is expanding the capacity of its Claremont, North Carolina facility in order to meet the growing demand for local area network and other electronic cable.

International Markets
    The Company believes that international markets represent a key growth opportunity for its sales of broadband equipment.
During the year ended December 31, 1994, GI's international broadband equipment sales increased 82% over the year ended December 31, 1993, and accounted for approximately 23% of GI's total broadband equipment revenues in 1994.

    International markets employ broadband technology in three ways: through broadband television systems similar to those in the United States; through Multichannel Multipoint Distribution Systems ("MMDS") or wireless microwave systems; and through direct broadcast satellite ("DBS") systems. MMDS is typically used in areas where the cost of installing a cable television distribution infrastructure is not justified due to the low density of homes, a relatively small potential subscriber base, or geographic constraints. DBS systems with digital compression capabilities are expected to have significant growth internationally as programmers and satellite operators seek to maximize their limited satellite transponder capacity in order to reach geographically dispersed subscribers.

    In certain countries, like the United Kingdom, operators have been using system architectures that rely on U.S. broadband designs partly because many of these systems are being developed by affiliates of certain U.S. cable television operators and telephone companies. In addition to the United Kingdom, plans for new construction of significant systems have been announced in Hong Kong, Thailand, Australia, Latin America and the Middle East. The Company believes that these markets present significant opportunities because cable, wireless and satellite television penetration is low in these areas. For example, according to industry sources, less than 35% of the households in Western Europe have access to cable, compared with more than 95% having access in the United States. In South America, industry sources estimate that out of the region's approximately 72 million television households, less than 7 million receive any sort of multichannel television service.

    The Company believes that it enjoys significant competitive strengths in these markets because of its leadership in the United States market for broadband communications equipment, its strong technology, its relationships with the U.S. cable operators who are building many of the systems in international markets, and its ability to deliver complete systems due to its fully-integrated product line. The Company believes that, to date, it has supplied a majority of the addressable systems and equipment in use in international markets. However, because of the need to form alliances in order to operate effectively in many international markets and the larger number of competitors in international markets than in U.S. markets, among other factors, there can be no assurance as to the Company's future success as international markets expand.

Power Semiconductor Division
    The Power Semiconductor Division (which represented 16%, 19% and 22% of the Company's consolidated sales in the years ended December 31, 1994, 1993 and 1992, respectively) is a world leader in the design, manufacture and sale of low-to-medium power rectifiers and transient voltage suppressers in axial, bridge and surface mount and array packages. These products are used throughout the electrical and electronics industries to condition current and voltage and to protect electrical circuits from power surges. Applications include components for circuits in consumer electronics, telecommunications, lighting ballasts, home appliances, computers and automotive and industrial products. The demand for increased electronic functions, global sourcing and higher reliability within these markets is adding to the growth of the Power Semiconductor Division worldwide business.

    The Company believes that the competitive strengths of the Power Semiconductor Division are the quality of its products, its global sales and distribution channels and the low cost and efficiency of its operation. The Division is a leader in sales of low-to-medium power rectifiers and transient voltage suppressers in North America, Southeast Asia and Europe, with 71% of its sales, for the year ended December 31, 1994, generated from customers outside of the United States.

    New products and technologies continue to play a significant role in the Power Semiconductor Division's growth. The Division's patented PAR (Passivated Anisotrophic Rectifier) process is serving to increase the reliability of many automotive electronics applications. The Division has also developed a new line of transient voltage protection and diode arrays, using monolithic chip technology, which allows customers to use a small single component to replace numerous larger components in telecommunications and computer applications.

    The Power Semiconductor Division has undertaken a significant capacity expansion in its Taiwan, U.S. and Ireland facilities in order to meet the increased demand for its products worldwide.

Technology and Licensing
    The Company believes it is in the unique position of having produced, and of currently producing, the majority of the world's analog addressable systems, while also developing the digital technology that will eventually replace these systems. As a result, GI has sought to build upon its core enabling technologies, digital compression, encryption and conditional access and control, in order to lead the transition of the market for broadband communications networks from analog to digital systems.

    GI has continued development efforts in digital compression which are leading to the introduction of its MPEG-2/DC-II product line. In an effort to make its DigiCipher II system architecture and products widely available, the Company has chosen to make available for licensing significant elements of its compression technology. To date, licensees of GI's DigiCipher II compression technology include Scientific-Atlanta, Inc., Hewlett-Packard Company and Zenith Electronics Corporation. In addition, GI has licensed Motorola, Inc., SGS-THOMPSON Microelectronics, Inc., LSI Logic Corporation and C-Cube Microsystems to use DigiCipher II technology to manufacture semiconductor circuits for use in digital video products.

    The Company has also entered into other license agreements, both as licensor and licensee, covering certain products and processes with various companies. Among those agreements, in 1993, GI granted an unaffiliated third party a license under certain GI patents regarding addressable converters pursuant to which GI will earn royalties of $1.5 million per year for five years . The Company also holds a non-exclusive worldwide license under an unaffiliated third party's patent regarding encryption and decryption of satellite television signals. This license agreement requires the payment of certain royalties, which are not expected to be material to the Company's financial statements.

Research and Development
     The Company actively pursues the development of new technologies and applications. Research and development expenditures for the year ended December 31, 1994 were $111 million and are expected to be approximately $135 million for the year ending December 31, 1995, compared to $74 million and $58 million for the years ended December 31, 1993 and 1992, respectively. The Company's efforts are focused on: continued development of the next generation of cable terminals, which incorporate digital compression and multimedia capabilities; development of enhanced addressable analog terminals; advanced digital systems for cable and satellite television distribution; and product development through strategic alliances. Emerging research and development activities include broadband telephony products and interactive multimedia technologies for broadband networks.

Sales and Distribution
    The Company's Broadband Communications products and services are marketed primarily to cable television operators, cable and satellite television programmers and programming services, and telephone companies planning the development of cable networks. Broadband Communications systems are sold primarily through the efforts of sales engineers or other sales personnel employed by the Company who are skilled in the technology of the particular system. The Company markets VideoCipher descrambling modules through an open distribution strategy, in which the Company and its licensee sell descrambling modules to manufacturers of Integrated Receiver/Descramblers, distributors, dealers, consumers and others. The Company's Power Semiconductor products are marketed to a wide variety of industries in the United States and abroad. They are sold through distributors and sales representatives, as well as directly by the Division's sales personnel.

   Because a limited number of cable television operators provide services to a large percentage of cable television households in the United States, the loss of some or all of them as customers could have a material adverse effect on the Company's sales. Tele-Communications, Inc., together with its affiliates, accounted for 15% of GI's consolidated sales for the year ended December 31, 1994, and was the only customer of GI which accounted for 10% or more of GI's consolidated sales during such period.

Patents
    The Company's policy is to protect its proprietary position by, among other methods, filing United States and foreign patent applications to protect technology, inventions and improvements that the Company considers important to the development of its business. Although the Company believes that its patents provide a competitive advantage, the Company relies equally on its proprietary knowledge and continuing technological innovation to develop and maintain its competitive position.

Backlog
    The backlog information set forth below includes only orders for products scheduled to be shipped within six months. Orders may be revised or canceled, either pursuant to their terms or as a result of negotiations; consequently, it is impossible to predict accurately the amount of backlog orders that will result in sales.

                           Backlog
                        (In millions)
               ------------------------------
               December 31,      December 31,
                   1994              1993
               ------------      ------------
Broadband
Communications         $578              $418
Power Semiconductor     122                95
                    -------           -------
   Total               $700              $513
                    =======           =======

Competition
    The Company's products and services compete with those of a substantial number of foreign and domestic companies, some with greater resources, financial or otherwise, than the Company, and the rapid technological change occurring in the Company's markets are expected to lead to the entry of new competitors. The Company's ability to anticipate such changes and introduce enhanced products on a timely basis will be a significant factor in the Company's ability to expand and remain competitive. Existing competitors' actions and new entrants may have an adverse impact on the Company's operations. The Company believes that it enjoys a strong competitive position due to its large installed cable television equipment base, its strong relationships with the major cable television operators, its technology leadership and new product development capabilities, and the likely need for compatibility of new technologies with currently installed systems. There can be no assurance, however, that competitors will not be able to develop systems compatible with, or that are alternatives to, the Company's proprietary technology or systems.

Employees
    At December 31, 1994, approximately 12,300 people were employed by GI. Of these employees, approximately 5,100, 4,500 and 2,100 were located at GI's U.S., Taiwan and Mexico facilities, respectively, with the balance located in Puerto Rico, Japan and Europe. GI believes its relations with its employees and, where they are represented by unions, its relations with their unions, are good. As of December 31, 1994, approximately 5,300 of GI's employees were covered by collective bargaining agreements. Of these employees, approximately 4,300 were located at GI's Taiwan facilities, approximately 700 were located at GI's Mexico facilities and the balance were located at GI's Westbury, New York and certain European facilities.

Raw Materials
    Raw materials are purchased from many sources in the United States, as well as from sources in the Far East, Canada and Europe. The Company's products include certain components that are currently available only from single sources. The Company has in effect inventory controls and other policies intended to minimize the effect of any interruption in the supply of these components. There is no single supplier, the loss of which would have a continuing material adverse effect on GI's production.

Environment
    The  Company is subject to various federal, state, local  and foreign laws and regulations governing the use, discharge and disposal of hazardous materials. The Company's manufacturing facilities are believed to be in substantial compliance with current laws and regulations. Compliance with current laws and regulations has not had, and is not expected to have, a material adverse effect on the Company's financial condition. The Company is also involved in remediation programs, principally with respect to former manufacturing sites, which are proceeding in conjunction with federal or state regulatory oversight. In addition, the Company is currently named as a "potentially responsible party" with respect to the disposal of hazardous wastes at seven hazardous waste sites located in four states.

     The Company engages independent consultants to assist management in evaluating potential liabilities related to environmental matters. Management assesses the input from these independent consultants along with other information known to the Company in its effort to continually monitor these potential liabilities. Management assesses its environmental exposure on a site-by-site basis, including those sites where the Company has been named a potentially responsible party. Such assessments include the Company's share of remediation costs, information known to the Company concerning the size of the hazardous waste sites, their years of operation and the number of past users and their financial viability. Although the Company estimates, based on assessments and evaluations made by management, that its exposure with respect to these environmental matters could be as high as $64 million, the Company believes that the reserve for environmental matters of $45 million at December 31, 1994 is reasonable and adequate. However, there can be no assurance that the ultimate resolution of these matters will approximate the amount reserved. Further information regarding the Company's environmental matters appears in Note 8 to the Company's consolidated financial statements included in the 1994 Annual Report, incorporated herein by reference.

Capital Expenditures
    Capital expenditures were $136 million, $67 million and $37 million in the years ended December 31, 1994, 1993 and 1992, respectively. Such expenditures were primarily in support of new product development, cost reduction, capacity expansion and production maintenance programs. In 1995, the Company expects to continue to expand its capacity to meet current and future demands for analog and digital products, cables and power rectifiers with capital expenditures for the year ending December 31, 1995 expected to approximate $170 million.

Item 2.  PROPERTIES

     GI has manufacturing, warehouse, sales, research and development, and administrative facilities worldwide which have an aggregate floor space of approximately 3 million square feet. Of these facilities, aggregate floor space of approximately 1.1 million square feet is leased, and the remainder is owned by GI. Leases expire on various dates through the year 2004. GI operates manufacturing facilities in ten locations worldwide containing floor space of approximately 1.4 million square feet. The Power Semiconductor Division utilizes three facilities with an aggregate floor space of approximately .4 million square feet. GI does not believe there is any material long-term excess capacity in its facilities, although utilization is subject to change based on customer demand. GI believes that its facilities and equipment generally are well maintained, in good operating condition and suitable for GI's purposes and adequate for its present operations.

Item 3.  LEGAL PROCEEDINGS

    On October 25, 1994, the Company settled a U.S. Government claim relating to GI's former Government Systems Division
("GSD"), which was sold by GI in 1991. The Company had previously received three subpoenas, dated November 28, 1990, February 6, 1992 and June 8, 1992, from the U.S. Attorney's Office for the Eastern District of New York in connection with a grand jury investigation of conduct by GSD prior to the acquisition, in August 1990, of General Instrument Corporation, then a publicly traded company, by affiliates of Forstmann Little & Co., a private investment firm. The claim alleged improper certification for reimbursement of overhead costs in connection with certain contracts by former GSD employees. Under the terms of the settlement with the U.S. Attorney, the Company agreed to plead guilty to a misdemeanor and to pay a fine of $200,000 and to make restitution of $9.8 million. The Company recorded a charge of $4 million in 1994 to cover amounts that had not been previously provided. The U.S. Attorney expressly acknowledged in its court papers that there was no evidence implicating the Company's current management or owners. The Company agreed to the settlement because it is no longer in the defense business and had neither the personnel nor the information adequately to defend the litigation.

    GI is involved in various litigation matters, including as described below, the ultimate disposition of which, in GI's opinion, will not have a material adverse effect on the financial statements of the Company.

    Based on published reports in the press, the Company believes that the Antitrust Division of the Department of Justice ("DOJ") is pursuing a broad investigation of arrangements and practices that affect the cable television industry. On August 27, 1993, the Company received a Civil Investigative Demand ("CID") from the DOJ for documents and information relating to an investigation of whether the antitrust laws have been violated by agreements or unilateral action in restraint of trade in markets for encryption hardware and software. On February 4, 1994, the Company received a second CID from the DOJ for documents and information relating to an investigation of whether the antitrust laws have been violated by agreements in restraint of trade and attempted monopolization in markets relating to delivery of analog and digital video programming. The Company has complied with these requests.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the Company's security holders during the three months ended December 31, 1994.
Additional Item.  EXECUTIVE OFFICERS OF THE REGISTRANT

    Set forth below are the executive officers of the Company as of March 15, 1995. In connection with the Company's initial public offering, on April 6, 1992, each executive officer of GI Delaware as of that date, was appointed to serve as an executive officer of the Company. Certain executive officers of the
Company also serve as president of the various divisions and subsidiaries of GI Delaware. Officers serve at the discretion of the Board of Directors.

Name                  Age     Position(s) with the Company
--------------------  ---     -----------------------------------
Daniel F. Akerson     46      Chairman of the Board of Directors
                                and Chief Executive Officer
Richard S. Friedland  44      President, Chief Operating Officer
                                and Director
J. A. Blanchard, III  52      Executive Vice President
Paul J. Berzenski     42      Vice President and Controller
Charles T. Dickson    40      Vice President and Chief Financial
                                Officer
Thomas A. Dumit       52      Vice President, General Counsel
                                and Secretary
Richard C. Smith      50      Vice President-Taxes, Treasurer
                                and Assistant Secretary
Frank M. Drendel      50      Chairman, President and Chief
                                Executive Officer of CommScope,
                                Inc., a subsidiary of GI
                                Delaware and Director of the
                                Company
Ronald A. Ostertag    54      Vice President of the Company and
                                President, Power Semiconductor
                                Division
Laurence L. Osterwise 47      Vice President of the Company and
                                President, GI Communications
                                Division

    The principal occupations and positions for the past several years of each of the executive officers of the Company are as follows:

    Daniel F. Akerson has served as Chairman of the Board and Chief Executive Officer of the Company since August 1993 and as a director of the Company since July 1993. He was President of the Company from August 1993 to October 1993. He served as Chief Operating Officer and President of MCI Communications Corporation ("MCI") from 1992 to August 1993. He served as Executive Vice President and Group Executive of MCI from 1990 to 1992, Executive Vice President and Chief Financial Officer of MCI from 1987 to 1990, and Senior Vice President of MCI from 1987 to 1988, and held various positions within MCI since 1983. Mr. Akerson is a General Partner of FLC Partnership, LP, the General Partner of Forstmann Little & Co.

    Richard S. Friedland has been a director of the Company since October 1993. He became President and Chief Operating Officer of the Company and GI Delaware in October 1993. He was Chief Financial Officer of the Company and GI Delaware from March 1992 to January 1994 and Vice President, Finance of the Company from May 1991 to October 1993. He was Vice President-Finance and Assistant Secretary of GI Delaware from October 1990 to October 1993 and Vice President and Controller of GI Delaware from November 1988 to January 1994. He is a director of Department 56, Inc.

    J. A. Blanchard, III became Executive Vice President of the Company on January 10, 1994. He was Chairman and Chief Executive Officer of Harbridge Merchant Services from 1991 to 1993. From 1989 to 1991 he was a Senior Vice President at AT&T and prior to that a Group Vice President of AT&T from 1986 to 1989. He is a director of Telular Corporation and of Xpedite Systems, Inc.

    Paul J. Berzenski became Controller of the Company in January 1994 and Vice President of the Company in November 1994. He was Assistant Controller of GI Delaware from January 1991 to January 1994 and a Controller in the Company's former Jerrold Communications Division from January 1988 to January 1991.

    Charles  T. Dickson became Vice President and Chief Financial
Officer  of  the  Company  on January  17,  1994.   He  was  Vice
President, Finance and Administration of several divisions of MCI from 1988 to 1993.

    Thomas A. Dumit became Vice President, General Counsel and Secretary of GI Delaware in January 1991. From January 1988 through 1990, Mr. Dumit was Senior Vice President and General Counsel of Whitman Corporation, a diversified company. From 1986 to 1987 he was Senior Vice President and General Counsel of Household Financial Services, a consumer finance division of Household International, Inc., and from 1984 to 1985 he was Vice President and General Counsel of American Hospital Supply Corporation.

    Richard C. Smith has been Vice President of GI Delaware since March 1989, Treasurer of the Company since September 1991 and Assistant Secretary of GI Delaware since June 1986. Mr. Smith has been Vice President and Assistant Secretary of the Company since May 1991 and has been Treasurer of the Company since March 1992. He was Assistant Treasurer of GI Delaware from June 1986 to June 1987 and from February 1991 to September 1991. From June 1986 to November 1994 he was Director of Taxes for GI Delaware and from May 1991 to November 1994 he was Director of Taxes for the Company. From June 1987 to March 1989 he was also Director, Risk Management and Customs for GI Delaware.

    Frank M. Drendel served as a director of GI Delaware and its predecessors from 1987 to March 1992, when he was elected to serve as a director of the Company. He has served as Chairman and President of CommScope since 1986 and has served as Chief
Executive  Officer  of  CommScope since 1976.   Mr.  Drendel  was
Executive Vice President of the predecessor to the Company from September 1986 to November 1988. From February 1981 to September 1986, Mr. Drendel was Executive Vice President and, from July 1982 to September 1986, he was Vice Chairman of the Board, of M/A-
COM.   Mr.  Drendel  is a director of Alcatel  Alsthom  Compagnie
Generale d'Electricite.

    Ronald A. Ostertag has been Vice President of GI Delaware since February 1989, and President, Power Semiconductor Division since September 1990. From April 1989 to September 1990 he was Senior Vice President - Operations for the former VideoCipher division and from August 1984 to April 1989 was Vice President and General Manager of the Computer Products division of GI Delaware.

   Laurence L. Osterwise became Vice President of the Company and President of GI Communications Division in November 1994. He was employed by IBM Corporation from 1969 to November 1994, serving as General Manager of Production Industries Consulting and Services from January 1994 to November 1994, Corporate Director of Market Driven Quality from December 1991 to January 1994, U.S. Vice President of Market Driven Quality from January 1991 to December 1991, Site General Manager Rochester, Minnesota and Director, Application Business Systems from 1985 to 1991 and in various capacities prior to 1985.


                                PART II

     Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
     STOCKHOLDER MATTERS

          Information required by this Item is contained in Notes
     7, 11 and 16 to the consolidated financial statements included in the 1994 Annual Report, incorporated herein by reference.

          As of March 15, 1995 the approximate number of stockholders of record of the Company's Common Stock was 598.

     Item 6.   SELECTED FINANCIAL DATA

          Information required by this Item is contained in the Five Year Summary included in the 1994 Annual Report, incorporated herein by reference.

     Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS

          Information required by this Item is contained in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 1994 Annual
     Report, incorporated herein by reference.

     Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Information required by this Item is contained in the consolidated financial statements of the Company as of December 31, 1994 and 1993 and for each of the years ended December 31, 1994, 1993 and 1992, the notes to the consolidated financial statements, and the independent auditors' report thereon, and in the Company's unaudited quarterly financial data for the two year period ended December 31, 1994, and such information is incorporated herein by reference from the 1994 Annual Report.

     Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
     ACCOUNTING AND      FINANCIAL DISCLOSURE

          None.

                            PART III

     Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           Information required by this Item concerning directors of the Company is included in the Company's definitive Proxy Statement for the 1995 Annual Meeting of Stockholders, filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year (the "1995 Proxy Statement") in the section captioned "Election of Directors," and such information is incorporated herein by reference. Information required by this item concerning the executive officers of the Company is included in Part I of this Annual Report on Form 10-K under the section captioned "Additional Item. Executive Officers of the Registrant", as permitted by General Instruction G(3). Information required by this Item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is included in the 1995 Proxy Statement under the caption "Compliance with Section 16(a) of the Exchange Act," and such information is incorporated herein by reference. Theodore J. Forstmann and Nicholas C. Forstmann, both of whom are directors of the Company, are brothers.

     Item 11.  EXECUTIVE COMPENSATION

            Information required by this Item is included in the 1995 Proxy Statement in the section captioned "Further Information Concerning the Board of Directors and Committees" under the subsections captioned "-Compensation Committee Interlocks and Insider Participation" and "- Director Compensation" and in the section captioned "Compensation of Executive Officers" (other than the subsections thereof captioned "-Compensation Committee Report on Compensation of Executive Officers of the Company" and "-Performance Graph"), and such information is incorporated herein by reference.

     Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
     AND MANAGEMENT

            Information required by this Item is included in the 1995 Proxy Statement in the section captioned "Security
     Ownership of Certain Beneficial Owners and Management", and such information is incorporated herein by reference.

     Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            Information required by this Item is included in the 1995 Proxy Statement in the section captioned "Other Related Party Transactions" and is included in Note 13 to the consolidated financial statements included in the 1994 Annual Report, and such information is incorporated herein by reference.

                             PART IV

     Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
     REPORTS ON FORM 8-K


      (a) 1. Financial Statements

        Consolidated Balance Sheets at December 31, 1994
        and 1993

        For the years ended December 31, 1994, 1993 and 1992:

        Consolidated Statements of Operations
        Consolidated Statements of Stockholders' Equity
        Consolidated Statements of Cash Flows
        Notes to Consolidated Financial Statements

        Independent Auditors' Report

         2. Financial Statement Schedules

        Independent Auditors' Report
        I. Condensed financial information - Parent Company only
        II.  Valuation and qualifying accounts

            All other schedules have been omitted because they are not applicable, not required or the information required is included in the consolidated financial statements or notes thereto.

        3.  Exhibits

         The exhibits are listed in the accompanying Index to Exhibits.

     (b)     Reports on Form 8-K

        None.



     INDEPENDENT AUDITORS' REPORT

     To the Board of Directors and Stockholders of General Instrument Corporation:

     We have audited the consolidated financial statements of General Instrument Corporation (the "Company") as of December 31, 1994 and 1993, and for each of the three years in the period ended December 31, 1994, and have issued our report thereon dated January 31, 1995; such consolidated financial statements and report are included in your 1994 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedules of the Company, listed in Item 14(a) 2. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.




     /s/Deloitte & Touche LLP
     -------------------------
     DELOITTE & TOUCHE LLP


     Parsippany, New Jersey
     January 31, 1995


                                 GENERAL INSTRUMENT CORPORATION
                                     (PARENT COMPANY ONLY)
                          SCHEDULE I - CONDENSED FINANCIAL INFORMATION
                                         BALANCE SHEETS
(In thousands except share data)

                                                                               December 31,
                                                                       ---------------------------
                                                                           1994            1993
                                                                       ----------        ---------
ASSETS
Investment in subsidiary                                                 $656,876         $382,113
Note receivable from subsidiary                                           500,000          500,000
Interest receivable from subsidiary                                        71,249           23,749
Deferred financing fees, less accumulated
    amortization of $3,067and $1,056, respectively                         11,013           13,024
                                                                       ----------        ---------
Total assets                                                           $1,239,138        $ 918,886
                                                                       ==========        =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Payable to subsidiary                                                     $60,918          $28,739
                                                                       ----------        ---------
Accrued interest payable                                                    1,042            1,042
                                                                       ----------        ---------
Convertible Junior Subordinated Notes                                     500,000          500,000
                                                                       ----------        ---------
Commitments and contingencies
Stockholders' Equity:
   Preferred stock, $.01 par value; 20,000,000 shares
      authorized; no shares issued                                              -                -
   Common Stock, $.01 par value; 175,000,000 shares
     authorized; 122,231,348 and 120,261,610 issued at
     December 31, 1994 and 1993, respectively                               1,222              601
   Additional paid-in capital                                             543,728          502,423
   Retained earnings (accumulated deficit)                                132,634         (113,901)
                                                                       ----------        ---------
                                                                          677,584          389,123
   Less - Treasury stock, at cost, 11,259 and 11,784 shares of of Common Stock at December 31, 1994 and 1993,
     respectively                                                             (17)             (18)
            - Unearned compensation                                          (389)               -
                                                                       ----------        ---------
       Total stockholders' equity                                         677,178          389,105
                                                                       ----------        ---------
Total liabilities and stockholders' equity                              $1,239,138       $918,886
                                                                       ==========        =========





Note: Investment in subsidiary is accounted for under the equity method of accounting.

See notes to consolidated financial statements included in the 1994 Annual Report, incorporated herein by reference.



                     GENERAL INSTRUMENT CORPORATION
                         (PARENT COMPANY ONLY)
              SCHEDULE I - CONDENSED FINANCIAL INFORMATION
                        STATEMENTS OF OPERATIONS
                             (In thousands)


                             Year Ended    Year Ended    Year Ended
                            December 31,  December 31,  December 31,
                                   1994          1993          1992
                            -----------   -----------   -----------
Interest income             $    47,500   $    52,224   $    57,000
Interest expense                (27,011)      (41,474)      (57,000)
                            -----------   -----------   -----------
   Interest Income - net         20,489        10,750             -
Income Taxes                     (7,171)       (3,763)            -
                            -----------   -----------   -----------
Net Income - Parent Company      13,318         6,987             -
Net income (loss)
   of subsidiary                233,217        83,596       (52,993)
                            -----------   -----------   -----------
Net income (loss)           $   246,535   $    90,583   $   (52,993)









Note 1:
The parent company files a consolidated income tax return with its subsidiary. The consolidated income tax provisions were $9,714, $23,526 and $14,941 for the years ended December 31, 1994, 1993 and 1992, respectively.

Note 2:
Statements of cash flows are not required since the parent company did not have any cash flows from operations. Interest income - net for the years ended December 31, 1994 and 1993 relates to intercompany transactions.

See notes to consolidated financial statements included in the 1994 Annual Report, incorporated herein by reference.

                                       GENERAL INSTRUMENT CORPORATION
                              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                               (In thousands)
                                                  Balance                                              Balance
                                                       at                                                   at
                                                beginning                                               end of
                                                of period      Additions     Deductions (1)    Other    period
                                                ----------    ----------     -------------     -----   -------
Allowance For Doubtful Accounts:


Year ended December 31, 1994                       $7,012         $1,967           ($1,397)        -    $7,582
                                                ==========    ==========     =============     =====   =======
Year ended December 31, 1993                       $8,246         $2,262           ($3,496)        -    $7,012
                                                ==========    ==========     =============     =====   =======
Year ended December 31, 1992                       $6,353         $2,533             ($640)        -    $8,246
                                                ==========    ==========     =============     =====   =======

(1) Accounts receivable written  off - net of recoveries

                          SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              General Instrument Corporation
                              By:/s/Daniel F. Akerson
                              ------------------------
                              Daniel F. Akerson
Date: March 23, 1995          Chairman of the Board, and
                              Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                 Title                   Date
-----------------------   ----------------------- --------------
/s/Daniel F. Akerson      Chairman of the Board,  March 23, 1995
--------------------      Chief Executive Officer
Daniel F. Akerson         and Director (Principal
                          Executive Officer)

/s/Richard S. Friedland   President, Chief         March 23, 1995
-----------------------   Operating Officer and
Richard S. Friedland      Director

/s/Charles T. Dickson     Vice President and       March 23, 1995
---------------------     Chief Financial
Charles T. Dickson        Officer(Principal
                          Financial Officer)

/s/Paul J. Berzenski      Vice President and       March 23, 1995
--------------------      Controller(Principal
Paul J. Berzenski         Accounting Officer)

/s/John Seely Brown       Director                 March 23, 1995
-------------------
John Seely Brown

/s/Frank M. Drendel       Director                 March 23, 1995
-------------------
Frank M. Drendel

/s/Lynn Forester          Director                 March 23, 1995
-------------------
Lynn Forester

/s/Nicholas C. Forstmann  Director                 March 23, 1995
------------------------
Nicholas C. Forstmann

/s/Theodore J. Forstmann  Director                 March 23, 1995
------------------------
Theodore J. Forstmann

/s/Steven B. Klinsky      Director                 March 23, 1995
-------------------
Steven B. Klinsky

/s/Morton H. Meyerson     Director                 March 23, 1995
---------------------
Morton H. Meyerson

/s/J. Tracy O'Rourke      Director                 March 23, 1995
--------------------
J. Tracy O'Rourke

/s/Felix G. Rohatyn       Director                 March 23, 1995
-------------------
Felix G. Rohatyn

/s/Paul G. Stern          Director                 March 23, 1995
-------------------
Paul G. Stern

/s/Robert S. Strauss      Director                 March 23, 1995
--------------------
Robert S. Strauss



                                                   Exhibit 23
     INDEPENDENT AUDITORS' CONSENT

     We consent to the incorporation by reference in Registration Statement No.(s) 33-60498, 33-61820, 33-50911,
     33-52189, 33-54923, 33-55595 and 33-57737  of General
     Instrument Corporation on Form(s) S-8 of our reports dated January 31, 1995 appearing in and incorporated by reference in this Annual Report on Form 10-K of General Instrument Corporation for the year ended December 31, 1994.




     /s/Deloitte & Touche LLP
     -------------------------
     DELOITTE & TOUCHE LLP


     Parsippany, New Jersey
     March 23, 1995

                 GENERAL INSTRUMENT CORPORATION
                        INDEX TO EXHIBITS
                          (ITEM 14(c))


Exhibit                       Description

2.1       -     Agreement and Plan of Merger, dated as of July 1,
                1990, among FLGI Acquisition Corp. and General
                Instrument Corporation.*

3.1       -     Amended and Restated Certificate of Incorporation
                of the Company.**

3.2       -     Amended and Restated By-Laws of the Company.

4.1       -     Specimen   Form  of  Company's   Common   Stock
                Certificate.***

4.2       -     Indenture,  dated as of June  15,  1993,  between
                General    Instrument   Corporation   and   Continental
                Bank.****

10.1      -     Second  Amended  and Restated Credit  Agreement,
                dated  as  of June 30, 1994, among General  Instrument
                Corporation,    the   banks   and   other    financial
                institutions  from  time  to  time  parties   thereto,
                Chemical Bank, as Administrative Agent for the  Banks,
                and  Chemical  Bank, Continental Bank  N.A.,  Deutsche
                Bank  AG,  The Nippon Credit Bank, Ltd., The  Bank  of
                Nova   Scotia,  The  Toronto-Dominion  Bank,  National
                Westminster  Bank  PLC, and the Bank  of  Tokyo  Trust
                Company, as Co-agents.

10.2      -     Amended and Restated Guarantee, dated as of July
                7, 1994, by the Company in favor of Chemical Bank.

10.3      -     Amended and Restated Guarantee, dated as of July
                7,  1994  by Cable/Home Communication Corporation  and
                CommScope, Inc. in favor of Chemical Bank.

10.4      -     Form of Employee Subscription Agreement, dated as
                of  December  1990,  between the Company  and  certain
                Management Investors.*+

10.5      -     Form of Employee Subscription Agreement, dated as
                of  March  21, 1992, between the Company  and  certain
                Management Investors.*+

10.6      -     Form  of Waiver of Certain Company Rights  under
                the agreement referred to in 10.5.*+

10.7      -     Form  of  Stock Option Agreement,  dated  as  of
                August  15,  1990, in connection with the purchase  of
                CommScope    (including    form    of    Stockholder's
                Agreement).*+

10.8      -     Form  of Outside Director Stock Option Agreement
                (including  form  of  Outside  Director  Stockholder's
                Agreement).*+

10.9      -     Employment  Agreement, dated as of November  28,
                1988, between CommScope and Frank M. Drendel.*+

10.10     -     Form  of  Indemnification Agreement between  the
                Company and its directors and executive officers.

10.11     -     Registration  Rights  Agreement   between   the
                Company,   GI   Corporation,  MBO-IV  and   Instrument
                Partners.*

10.12     -     Form  of  Amendment  to Outside  Director  Stock
                Option  Agreement (including form of Outside  Director
                Stockholder's Agreement) between the Company and each of James M. Denny, J. Tracy O'Rourke, Derald H.
                Ruttenberg and William C. Lowe.*+

10.13     -     The General Instrument Corporation 1993 Long-Term
                Incentive   Plan  (including  form  of  Stock   Option
                Agreement).****+

10.14     -     General  Instrument Corporation Annual  Incentive
                Plan.+

10.15     -     Amendment, dated May 20, 1993, to the  Employment
                Agreement referred to in 10.14.****+

10.16     -     GI Deferred Compensation Plan.+

11.       -     Computation of Earnings(Loss) Per Share.

13.       -     Annual  Report to Stockholders for  fiscal  year
                ended  December 31, 1994.  (The Annual Report,  except
                for   those   portions  thereof  which  are  expressly
                incorporated by reference in this Annual Report on Form 10-K, is being furnished for the information of the Commission and is not to be deemed "filed" as part of the Form 10-K.)

21.       -     Subsidiaries of the Company.****

23.       -     Consent  of  Deloitte & Touche LLP (included herein)


27.       -     Financial  Data Schedule (Filing  only  for  the
                Electronic  Data  Gathering,  Analysis  and  Retrieval
                system   of   the   U.S.   Securities   and   Exchange
                Commission.)


*       Incorporated  by  reference from Registration  Statement
        No. 33-46854.

**      Incorporated  by  reference from Registration  Statement
        No. 33-63152.

***     Incorporated  by  reference from Registration  Statement
        No. 33-50215

**** Incorporated by reference from Annual Report on Form 10-K for the fiscal year ended December 31, 1993

+       Management contract or compensatory plan