Form 10-Q
period 1995-03-31
GENERAL INSTRUMENT CORP /DE/
filed 1995-05-12
CIK 40656

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

                            FORM 10-Q

(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)  OF  THE
       SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended       March 31, 1995
                                       ------------------------
                               OR

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF  THE
       SECURITIES EXCHANGE  ACT OF 1934

             For the transition period from           to
                                            ---------     ---------
              Commission file number         1-5442

                 General Instrument Corporation
     (Exact name of registrant as specified in its charter)

               Delaware                       13-3575653
  (State or other jurisdiction of              (I.R.S. Employer
  incorporation or organization)             Identification No.)

         181 West Madison Street, Chicago, Illinois 60602
            (Address of principal executive offices)
                           (Zip Code)

                           (312) 541-5000
      (Registrant's telephone number, including area code)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  x     No
    ---       ---
   As  of  April 28, 1995 there were 122,620,568 shares of Common
Stock outstanding.

                PART I
         FINANCIAL INFORMATION

    GENERAL INSTRUMENT CORPORATION
      CONSOLIDATED BALANCE SHEETS
   (In Thousands, Except Share Data)


                ASSETS
                                          (Unaudited)
                                           March 31,    December 31,
                                              1995          1994
                                          ------------  ------------
CURRENT ASSETS:
Cash and cash equivalents                     $9,025        $5,128
Accounts receivable, less allowance
   for doubtful accounts of $13,707 and
   $7,582, respectively                      350,947       306,754
Inventories                                  220,282       214,180
Prepaid expenses and other current
assets                                        23,358        22,256
Deferred income taxes                        121,561        93,446
                                          ----------      --------
     Total current assets                    725,173       641,764

Property, plant and equipment - net          356,152       343,868
Intangibles, less accumulated
 amortization of $82,491 and $78,460,
 respectively                                157,379       161,410
Excess of cost over fair value of net
      assets acquired, less accumulated
      amortization of $117,128 and
      $110,952, respectively                 874,911       904,184
Investments and other assets                  17,124        10,113
Deferred income taxes, net of valuation
      allowance                               29,218        29,238
Deferred financing costs, less
    accumulated amortization of $24,315
    and $22,980, respectively                 17,039        18,374
                                          ----------      --------
TOTAL ASSETS                              $2,176,996    $2,108,951
                                          ==========    ==========


See notes to consolidated financial statements.

    GENERAL INSTRUMENT CORPORATION
      CONSOLIDATED BALANCE SHEETS
   (In Thousands, Except Share Data)


 LIABILITIES AND STOCKHOLDERS' EQUITY
                                        (Unaudited)
                                         March 31,      December 31,
                                            1995            1994
                                        -----------     ------------
CURRENT LIABILITIES:
Accounts payable                          $166,685        $162,529
Accrued interest payable                     9,663           2,737
Income taxes payable                        57,064          52,670
Accrued liabilities                        210,627         208,383
Current portion of long-term debt            2,155           2,155
                                         ---------      ----------
     Total current liabilities             446,194         428,474
                                         ---------      ----------
Deferred income taxes                       32,747          21,990
                                         ---------      ----------
Long-term debt                             759,494         794,694
                                         ---------      ----------
Other non-current liabilities              199,199         186,615
                                         ---------      ----------
Commitments and contingencies

Stockholders' equity:
Preferred Stock, $.01 par value;
 20,000,000 shares authorized; no
 shares issued                                   -               -
Common Stock, $.01 par value;
 400,000,000 shares authorized;
 122,474,298 and 122,231,348 issued at
 March 31, 1995 and December 31, 1994,
 respectively                                1,225           1,222

Additional paid-in capital                 548,731         543,728
Retained earnings                          189,690         132,634
                                        ----------      ----------
                                           739,646         677,584
Less - Treasury stock, at cost,
        11,259 shares of Common Stock         (17)            (17)
       Unearned compensation                 (267)           (389)
                                        ----------      ----------
     Total stockholders' equity            739,362         677,178
                                        ----------      ----------
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                  $2,176,996      $2,108,951
                                        ==========      ==========


See notes to consolidated financial statements.

          GENERAL INSTRUMENT CORPORATION
        CONSOLIDATED STATEMENTS OF INCOME
 (Unaudited - In Thousands, Except Net Income Per Share)

                                                    Three Months Ended
                                                         March 31,
                                                  ---------------------
                                                     1995       1994
                                                  ---------   ---------
NET SALES                                          $608,717   $432,521

OPERATING COSTS AND EXPENSES:
    Cost of sales                                   417,885    283,369
    Selling, general and administrative              64,032     39,124
    Research and development                         33,659     26,015
    Amortization of excess of cost over fair value
       of net assets acquired                         6,176      6,421
                                                  ---------  ---------
         Total operating costs and expenses         521,752    354,929
                                                  ---------  ---------
OPERATING INCOME                                     86,965     77,592
Other expense, net                                      (74)    (1,065)
Interest expense, net                               (13,028)   (12,894)
                                                  ---------  ---------
INCOME BEFORE INCOME TAXES AND
    CUMULATIVE EFFECT OF A CHANGE
    IN ACCOUNTING PRINCIPLE                          73,863     63,633
Provision for income taxes                         (16,807)   (10,732)
                                                  ---------  ---------
INCOME BEFORE CUMULATIVE EFFECT
    OF A CHANGE IN ACCOUNTING PRINCIPLE              57,056     52,901
Cumulative effect of a change in accounting
 principle                                                -    (1,917)
                                                  ---------  ---------
NET INCOME                                          $57,056    $50,984
                                                  =========  =========

Weighted Average Shares Outstanding                 123,282    122,964

Net Income per share
  Primary:
   Income before cumulative effect of a
    change in accounting principle                     $.46       $.43
                                                  ---------  ---------
   Cumulative effect of a change in accounting
    principle                                             -      (.02)
                                                  ---------  ---------
       Net income                                      $.46       $.41
                                                  =========  =========
  Fully Diluted:
   Income before cumulative effect of a change
    in accounting principle                            $.42       $.41

   Cumulative effect of a change in accounting
    principle                                             -      (.01)
                                                  ---------  ---------
       Net income                                      $.42       $.40
                                                  =========  =========
See notes to consolidated financial statements.

                                GENERAL INSTRUMENT
                                    CORPORATION
                             CONSOLIDATED STATEMENT OF
                               STOCKHOLDERS' EQUITY
                            (Unaudited - In Thousands)


                                                 Addit-                                        Total
                             Common  Stock       ional                   Common     Unearned   Stock-
                             --------------      Paid-In      Retained   Stock in   Compens-   holders'
                             Shares   Amount     Capital      Earnings   Treasury   ation      Equity
BALANCE, DECEMBER 31, 1994   122,231    $1,222     $543,728     $132,634    $(17)   $(389)    $677,178

Net income for the three
months ended March 31, 1994                                       57,056                        57,056
Exercise of stock options        243         3        3,114                                      3,117
Tax benefit from exercise
 of stock options                                     1,889                                      1,889
Amortization of unearned
 compensation                                                                          122         122
                             -------    ------     --------     --------    -----   ------   ---------
BALANCE, MARCH 31, 1995      122,474    $1,225     $548,731     $189,690    $(17)   $(267)   $ 739,362
                             =======    ======     ========     ========    =====   ======   =========

See notes to consolidated financial statements.

        GENERAL INSTRUMENT CORPORATION
     CONSOLIDATED STATEMENTS OF CASH FLOWS
          (Unaudited - In Thousands)

                                                 Three Months Ended
                                                      March 31,
                                                  1995        1994
                                                 -------    --------
OPERATING ACTIVITIES:
 Net income                                      $57,056     $50,984
 Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation and amortization                 26,010      22,386
    Accounts receivable                          (44,194)    (20,608)
    Inventories                                   (6,102)    (33,117)
    Prepaid expenses and other current assets     (1,101)       (484)
    Deferred income taxes                         (4,301)       (137)
    Accounts payable, income taxes payable
     and other accrued liabilities                42,603      29,367
    Other non-current liabilities                      7       3,509
    Other                                           (270)      2,408
                                                 -------     -------
Net cash provided by operating activities         69,708      54,308

INVESTMENT ACTIVITIES:
    Additions to fixed assets - net              (26,864)    (20,124)
    Investments in other assets                   (6,506)          -
                                                 -------     -------
Net cash used in investment activities           (33,370)    (20,124)
                                                 -------     -------
FINANCING ACTIVITIES:
    Costs associated with the sale of               (358)       (137)
      Common Stock
    Proceeds from the issuance of Flexible        10,800           -
      Term Notes
    Repayments of debt                                 -      (8,260)
    Net repayments of revolving credit           (46,000)    (14,000)
     facilities
    Proceeds from stock options                    3,117       2,068
                                                 -------     -------
Net cash used in financing activities            (32,441)    (20,329)
                                                 -------     -------
Increase in cash and cash equivalents              3,897      13,855
Cash and cash equivalents, beginning of
  the period                                       5,128       5,584
                                                 -------     -------
Cash and cash equivalents, end of the period      $9,025     $19,439
                                                 =======     =======

See notes to consolidated financial statements.

                 GENERAL INSTRUMENT CORPORATION
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
             (In Thousands, Unless Otherwise Noted)

1.  BASIS OF PRESENTATION

The consolidated balance sheet as of March 31, 1995, the consolidated statements of income for the three months ended March 31, 1995 and 1994, the consolidated statements of cash flows for the three months ended March 31, 1995 and 1994 and the consolidated statement of stockholders' equity for the three months ended March 31, 1995 of General Instrument Corporation (the "Company") are unaudited and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the interim period financial statements. There were no adjustments of a non-recurring nature recorded during the three months ended March 31, 1995 and 1994, except for an adjustment in March 1995 to reflect the settlement of certain tax matters (See Note 4) and a cumulative effect adjustment to reflect the adoption, as of January 1, 1994, of Financial Accounting Standards Board Statement No. 112 ("SFAS 112"), Employers' Accounting for Postemployment Benefits. These consolidated financial statements should be read in conjunction with the Company's December 31, 1994 consolidated financial statements and notes thereto.

Certain reclassifications have been made to the comparative prior period financial statements to conform to the current period presentation.

2.  INVENTORIES

Inventories consists of:

                                March 31, 1995    December 31, 1994
                                --------------    -----------------
  Raw Materials                       $ 78,514             $ 81,987

  Work in Process                       33,091               25,822

  Finished Goods                       108,677              106,371
                                      --------             --------
  Inventories                         $220,282             $214,180
                                      ========             ========

3. LONG-TERM DEBT

Long-term debt consists of:
                                March 31, 1995    December 31, 1994
                                --------------    -----------------
Senior indebtedness:

  Revolving credit facilities         $194,000             $240,000

  Taiwan Loan                           56,849               56,849

  Flexible Term Notes                   10,800                    -

Convertible Junior Subordinated
  Notes                                500,000              500,000
                                      --------             --------
  Total                                761,649              796,849

  Less current maturities                2,155                2,155
                                      --------             --------
Long-Term debt                        $759,494             $794,694
                                      ========             ========

In January 1995, CommScope, Inc., an indirect wholly-owned subsidiary of the Company, entered into an $11 million loan agreement in connection with the issuance of notes by the Alabama State Industrial Development Authority (the "Flexible Term Notes"). Borrowings under the loan agreement bear interest at variable rates based upon current market conditions for short-term financing. The loan agree-ment will mature on January 1, 2015 and any remaining amounts outstanding under the Flexible Term Notes will be due and payable on that date.


4. INCOME TAXES

The  provision  for income taxes for the three  months  ended
March 31, 1995 is based on the expected annual rate reduced by a $12 million credit for the settlement of certain tax matters.

5. SUBSEQUENT EVENTS

In April 1995, affiliates of Forstmann Little & Co. and certain current and former directors of the Company sold an aggregate of 15.595 million shares of Common Stock in a public
offering.   The  Company  received  no  proceeds  from   such
offering.

In April 1995, the stockholders approved an amendment to the Company's Certificate of Incorporation which increased the number of authorized shares of Common Stock to 400 million.

                 GENERAL INSTRUMENT CORPORATION
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET SALES
Net sales for the three months ended March 31, 1995 ("First Quarter 1995") were $609 million compared to $433 million in the three month period ended March 31, 1994 ("First Quarter 1994"), an increase of $176 million, or 41%. This increase relates primarily to higher sales volume in both the Broadband Communications and Power Semiconductor segments.

Broadband Communications sales increased 42% in First Quarter 1995 over First Quarter 1994, primarily as a result of increased sales volume of GI Communications' DigiCipher digital compression products, distribution electronics and analog addressable system products. The higher sales volume reflects commercialization of digital broadband systems and continued increased cable television operator infrastructure spending in the United States, as well as the continued deployment of new cable television systems in international markets. Cable television product sales increased 24% in First Quarter 1995 over First Quarter 1994 and international sales of cable television electronics and coaxial cable increased 61% in First Quarter 1995 over 1994 First Quarter. The increased sales in First Quarter 1995 were partially offset by a decline in the sales of VideoCipher RS analog satellite receiver consumer modules. In First Quarter 1994, the Company had significant sales of these modules to persons who had been receiving without authorization (or
"pirating") the commercial satellite programming data signals, whereas, in First Quarter 1995 these sales were at minimal levels as expected. However, shipments of VideoCipher RS analog satellite receiver consumer modules for owners of new C-Band satellite dishes increased in First Quarter 1995 over First Quarter 1994 and the Company expects sales opportunities to potential new owners of C-Band satellite dishes to continue into the second quarter of 1995 (although there can be no assurance as to the amount of those sales), and to decline, perhaps substantially, thereafter.

Power Semiconductor sales increased 33% in First Quarter 1995 over First Quarter 1994, primarily as a result of increased sales volume. Global demand for power rectifiers and protection devices continued to fuel growth of the Power Semiconductor segment with the most significant increases in sales of components to be incorporated in telecommunications, automotive, computer, and consumer electronics products.

GROSS PROFIT (NET SALES LESS COST OF SALES)
Gross  profit increased $42 million, or 28%, to $191  million in  First  Quarter  1995 from $149 million in  First  Quarter
1994.  Gross profit was 31.3% of sales in First Quarter  1995 compared to 34.5% of sales in First Quarter 1994.

The increase in gross profit principally reflects the higher sales volume discussed above. The lower gross profit margin in First Quarter 1995 compared to First Quarter 1994 primarily reflects a shift in product mix from higher margin VideoCipher RS analog satellite receiver consumer modules to DigiCipher digital compression products, which initially carry lower margins, partially offset by the positive effects of production efficiencies as a result of increased volume and cost reduction efforts.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative ("SG&A") expenses increased $25 million to $64 million in First Quarter 1995 from $39 million in First Quarter 1994, and increased as a percentage of sales to 10.5% in First Quarter 1995 from 9% in First Quarter 1994.

SG&A expense in First Quarter 1995 included expenses of $8 million related to the start-up of a national advertising campaign to support sales of C-Band satellite systems and a
$5    million    provision   related   to    the    potential
uncollectibility of certain receivables. Adjusting for these two items, SG&A expense was $51 million and 8.5% of sales. The Company has been increasing its sales force, field
support  and  marketing  activities  to  take  advantage   of
increased growth opportunities in international cable and satellite television and worldwide telecommunications markets. The increase in SG&A expense partly reflects such increased marketing and selling costs which contributed to the higher sales volumes discussed above.


RESEARCH AND DEVELOPMENT
Research and development ("R&D") expense was $34 million in First Quarter 1995 compared to $26 million in First Quarter 1994 and was approximately 6% of sales in each period. This level of spending reflects continued development of the second generation of cable set-top terminals, which incorporate digital compression and multimedia capabilities; development of enhanced addressable analog terminals; development of advanced digital systems for cable and satellite television distribution; and product development through strategic alliances. Emerging R&D activities include development of broadband telephony products and interactive multimedia technologies for broadband networks.


NET INTEREST EXPENSE
Net  interest  expense was $13 million both in First  Quarter
1995   and  First  Quarter  1994.   Lower  weighted   average
borrowings in First Quarter 1995  compared  to  First Quarter
1994 were offset by higher interest rates.


CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE Effective January 1, 1994, the Company adopted Financial Accounting Standards Board Statement No. 112, Employers' Accounting for Postemployment Benefits ("SFAS No. 112"). As a result of adopting SFAS No. 112, the Company recorded a cumulative effect charge to income of $2 million.


INCOME TAXES
Income taxes increased to $17 million in First Quarter 1995 from $11 million in First Quarter 1994 and the effective tax rate increased to 23% in First Quarter 1995 from 17% in First Quarter 1994. The increase in the effective tax rate in First Quarter 1995 is attributable to the Company having a valuation allowance related to domestic deferred tax assets in 1994 which was reduced during First Quarter 1994, to the extent that domestic taxable income was generated. As of December 31, 1994, the majority of the Company's domestic deferred tax assets were determined to be realizable and therefore there was no valuation allowance impact on income taxes in First Quarter 1995. In addition, the First Quarter 1995 income tax provision reflects a $12 million credit to income, related to the settlement of certain tax matters.

LIQUIDITY AND CAPITAL RESOURCES
At March 31, 1995, working capital was $279 million compared to $213 million at December 31, 1994. The working capital increase of $66 million was due principally to increased sales volume with a corresponding increase in accounts receivable and increased deferred tax assets. Based on current levels of order input and backlog, as well as significant sales agreements not yet reflected in order and backlog levels, the Company believes that operational working capital levels are appropriate to support future operations. There can be no assurance, however, that future industry specific developments or general economic trends will not alter the Company's working capital requirements. At March 31, 1995, the Company had borrowings of $194 million under its revolving credit facilities and credit commitments, which the Company had not borrowed against, of $306 million. In addition, in January 1995, CommScope, Inc., an indirect wholly-owned subsidiary of the Company, entered into an $11 million loan agreement in connection with the issuance of notes by the Alabama State Industrial Development Authority. See Note 3 to the consolidated financial statements.

During First Quarter 1995, the Company invested $27 million in equipment and facilities. These capital expenditures were used to expand capacity to meet increased current and future demands for analog and digital products, coaxial cable and rectifiers. Capital expenditures for the year ending December 31, 1995 are expected to approximate $170 million.

The Company's research and development expenditures (principally focused on the Broadband Communications business) were $34 million and $26 million in First Quarter 1995 and First Quarter 1994, respectively, and are expected to approximate $130 million for the year ending December 31, 1995.

At March 31, 1995, the Company had $9 million of cash and cash equivalents on hand compared to $5 million at December 31,
1994.   At March 31, 1995, long-term debt, including  current
maturities, was $762 million compared to $797 million at December 31, 1994,

The Company's principal source of liquidity both on a short-term and long-term basis is cash flow provided by operations. Occasionally, however, the Company may borrow against its revolving credit facilities to supplement cash flow from
operations.   The  Company  believes  that,  based  upon  its
analysis of its consolidated financial position, its cash flow during the past 12 months and the expected results of operations in the future, operating cash flow and available funding under its revolving credit facilities will be adequate to fund operations, research and development expenditures, capital expenditures and debt service for the next 12 months. The Company intends to repay its remaining indebtedness primarily with cash flow from operations. There can be no assurance, however, that future industry specific developments or general economic trends will not adversely affect the Company's operations or its ability to meet its cash requirements.

                             PART II

                        OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits

  Exhibit 11 - Computation of Earnings Per Share

(b)    Report on Form 8-K

No reports on Form 8-K were filed by the Registrant during the three months ended March 31, 1995.

                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              GENERAL INSTRUMENT CORPORATION

May 12, 1995           /s/Paul J. Berzenski
- ------------           -------------------------------------
Date                   Paul J. Berzenski
                       Vice President and Controller
                       Signing both in his capacity as Vice
                       President on behalf of the Registrant
                       and as Chief Accounting Officer of
                       the Registrant