Form 10-Q
period 1995-06-30
GENERAL INSTRUMENT CORP /DE/
filed 1995-08-10
CIK 40656

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D.C. 20549

                             FORM 10-Q

(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)  OF  THE
       SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1995

                               OR

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF  THE
       SECURITIES EXCHANGE  ACT OF 1934

      For the transition period from___________to__________

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

Yes  x     No

As of August 1, 1995 there were 123,276,737 shares of Common
Stock outstanding.

                                    PART I
                            FINANCIAL INFORMATION

                       GENERAL INSTRUMENT CORPORATION
                        CONSOLIDATED BALANCE SHEETS
                      (In Thousands, Except Share Data)


                                    ASSETS
                                          (Unaudited)
                                            June 30,    December 31,
                                              1995         1994
                                            --------    ------------
CURRENT ASSETS:
Cash and cash equivalents                 $   16,589  $    5,128
Accounts receivable, less allowance for
 doubtful accounts of $13,921
 and $7,582, respectively                    314,205     306,754
Inventories                                  264,537     214,180
Prepaid expenses and other current assets     29,710      22,256
Deferred income taxes                        117,907      93,446
                                            --------   ---------
     Total current assets                    742,948     641,764
Property, plant and equipment - net          377,520     343,868
Intangibles, less accumulated
 amortization of $86,540 and $78,460,
 respectively                                153,330     161,410
Excess of cost over fair value of net
 assets acquired, less accumulated
 amortization of
 $123,303 and $110,952, respectively         868,736     904,184
Investments and other assets                  19,325      10,113
Deferred income taxes, net of valuation
 allowance                                    24,651      29,238
Deferred financing costs, less
accumulated
 amortization of $25,604 and $22,980,         15,750      18,374
 respectively                             ----------   ---------
TOTAL ASSETS                              $2,202,260  $2,108,951
                                          ==========  ==========



See notes to consolidated financial statements.

              GENERAL INSTRUMENT CORPORATION
                CONSOLIDATED BALANCE SHEETS
             (In Thousands, Except Share Data)

            LIABILITIES AND STOCKHOLDERS' EQUITY
                                   (Unaudited)
                                     June 30,   December 31,
                                       1995         1994
                                   -----------  ------------
CURRENT LIABILITIES:
Accounts payable                    $  180,763    $  162,529
Accrued interest payable                 4,256         2,737
Income taxes payable                    51,407        52,670
Accrued liabilities                    210,489       208,383
Current portion of long-term debt        4,310         2,155
                                  ------------   -----------

     Total current liabilities         451,225       428,474
                                  ------------   -----------

Deferred income taxes                   26,108        21,990
                                  ------------   -----------
Long-term debt                         733,339       794,694
                                  ------------   -----------
Other non-current liabilities          191,451       186,615
                                  ------------   -----------
Commitments and contingencies

Stockholders' equity:
Preferred Stock, $.01 par value;
  20,000,000 shares authorized;
  no shares issued                           -             -
Common Stock, $.01 par value;
  400,000,000 shares authorized;
  122,835,016 and 122,231,348
  issued at June 30, 1995 and
  December 31, 1994, respectively        1,228         1,222
Additional paid-in capital             555,361       543,728
Retained earnings                      243,741       132,634
                                  ------------   -----------
                                       800,330       677,584
Less - Treasury stock, at cost,
  11,259 shares of
       Common Stock                        (17)          (17)
       Unearned compensation              (176)         (389)
                                  ------------   -----------

     Total stockholders' equity        800,137       677,178
                                  ------------   -----------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                $2,202,260    $2,108,951
                                  ============   ===========

See notes to consolidated financial statements.

                    GENERAL INSTRUMENT CORPORATION
                   CONSOLIDATED STATEMENTS OF INCOME
      (Unaudited - In Thousands, Except Net Income Per Share)
                         Three Months Ended       Six Months Ended
                              June 30,                June 30,
                         -------------------   ----------------------
                           1995       1994        1995         1994
                         --------   --------    --------     --------

NET SALES                 $611,639  $508,783   $1,220,356     $941,305
                         ---------  --------   ----------     --------

OPERATING COSTS AND
EXPENSES:
    Cost of sales          416,269   353,870      834,153      637,239
    Selling, general
      and administrative    58,879    45,437      122,913       84,562
    Research and
      development           37,116    26,883       70,775       52,898
    Amortization of
     excess of cost
     over fair value
     of net assets
     acquired                6,175     6,403       12,351       12,824
                         ---------  --------   ----------     --------
      Total operating
        costs and
        expenses           518,439   432,593    1,040,192      787,523
                         ---------  --------   ----------     --------

OPERATING INCOME            93,200    76,190      180,164      153,782
Other expense, net            (783)   (1,943)        (857)      (3,007)
Interest expense, net      (12,342)  (13,681)     (25,370)     (26,575)
                         ---------  --------   ----------     --------
INCOME BEFORE INCOME
 TAXES AND CUMULATIVE
 EFFECT OF A CHANGE IN
 ACCOUNTING PRINCIPLE       80,075    60,566      153,937      124,200

Provision for income       (26,024)   (8,565)     (42,830)     (19,297)
 taxes                   ---------  --------   ----------     --------

INCOME BEFORE CUMULATIVE
  EFFECT OF A CHANGE
  IN ACCOUNTING
  PRINCIPLE                 54,051    52,001      111,107      104,903
Cumulative effect of a
 change in accounting
 principle                       -         -            -       (1,917)
                         ---------  --------   ----------     --------

NET INCOME                $ 54,051  $ 52,001   $  111,107     $102,986
                         =========  ========   ==========     ========







Weighted Average Shares
  Outstanding              123,741   123,211      123,499      123,084

Net Income per share
  Primary:
   Income before
   cumulative effect
   of a change in
   accounting principle      $0.44     $0.42        $0.90        $0.85

   Cumulative effect of
   a change in
   accounting principle          -         -            -        (0.01)
                         ---------  --------   ----------     --------

       Net income            $0.44     $0.42        $0.90        $0.84
                         =========  ========   ==========     ========

  Fully Diluted:
    Income before
     cumulative effect
     of a change in
     accounting
     principle               $0.40     $0.40        $0.82        $0.81

    Cumulative effect of
    a change in
    accounting principle         -         -            -        (0.01)
                         ---------  --------   ----------     --------

       Net income            $0.40     $0.40        $0.82        $0.80
                         =========  ========   ==========     ========

See notes to consolidated financial statements.

                             GENERAL INSTRUMENT CORPORATION
                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                (Unaudited - In Thousands)

                                                              Un-
                                Addit-              Common   earned   Total
                Common Stock    ional              Stock in   Comp-   Stock-
               --------------  Paid-In   Retained    Trea-    ensa-  holders'
               Shares  Amount  Capital   Earnings    sury     tion    Equity
               ------  ------  --------  --------  --------  ------- --------

BALANCE,
DECEMBER 31,
 1994         122,231  $1,222  $543,728  $132,634     ($17)   ($389)  $677,178

Net income for
 the six
 months ended
 June 30, 1995                            111,107                      111,107

Exercise of
 stock options    604       6     7,397                                  7,403

Tax benefit
 from exercise
 of stock
 options                          5,236                                  5,236

Costs
 associated
 with the sale
 of Common
 Stock                           (1,000)                                (1,000)

Amortization
 of unearned
 compensation                                                   213        213
              -------  ------  --------  --------  --------  -------  --------
BALANCE, JUNE
 30, 1995     122,835  $1,228  $555,361  $243,741     ($17)   ($176)  $800,137
              =======  ======= ========  ========  ========  =======  ========


See notes to consolidated financial statements.

                 GENERAL INSTRUMENT CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (Unaudited - In Thousands)
                                             Six Months Ended
                                                 June 30,
                                            -------------------
                                             1995         1994
                                           --------    --------
OPERATING ACTIVITIES:
 Net income                                $111,107    $102,986
 Adjustments to reconcile net income to
  net cash provided by operating
  activities:
    Depreciation and amortization            52,856      46,433
    Accounts receivable                      (1,451)    (74,831)
    Inventories                             (50,357)    (50,627)
    Prepaid expenses and other current
     assets                                  (7,454)     (3,088)
    Deferred income taxes                    (2,719)     (1,234)
    Accounts payable, income taxes
    payable and other accrued liabilities    36,812      49,627
    Other non-current liabilities            (2,407)      9,967
    Other                                    (2,779)       (503)
                                           --------    --------
Net cash provided by operating activities   133,608      78,730
                                           --------    --------
INVESTMENT ACTIVITIES:
    Proceeds from sale of assets                  -         278
    Additions to fixed assets - net         (63,166)    (54,750)
    Investments in other assets              (6,506)          -
                                           --------    --------
Net cash used in investment activities      (69,672)    (54,472)
                                           --------    --------
FINANCING ACTIVITIES:
    Costs associated with the sale of
     Common Stock                              (678)       (336)
    Proceeds from the issuance of
     Flexible Term Notes                     10,800           -
    Repayments of debt                            -     (16,603)
    Net proceeds (repayments) revolving
     credit facilities                      (70,000)     26,000
    Proceeds from stock options               7,403       3,233
                                           --------    --------
Net cash (used in) provided by financing
 activities                                 (52,475)     12,294
                                           --------    --------
Increase in cash and cash equivalents        11,461      36,552
Cash and cash equivalents, beginning of
 the period                                   5,128       5,584
                                           --------    --------
Cash and cash equivalents, end of the
 period                                    $ 16,589    $ 42,136
                                           ========    ========

See notes to consolidated financial statements.

                 GENERAL INSTRUMENT CORPORATION
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
             (In Thousands, Unless Otherwise Noted)

1.  BASIS OF PRESENTATION

The consolidated balance sheet as of June 30, 1995, the consolidated statements of income for the three and six months ended June 30, 1995 and 1994, the consolidated statements of cash flows for the six months ended June 30, 1995 and 1994 and the consolidated statement of stockholders' equity for the six months ended June 30, 1995 of General Instrument Corporation (the "Company") are unaudited and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the interim period financial statements. There were no adjustments of a non-recurring nature recorded during the three and six months ended June 30, 1995 and 1994, except for an adjustment in March 1995 to reflect the settlement of certain tax matters (See Note 4) and a cumulative effect adjustment to reflect the adoption, as of January 1, 1994, of Financial Accounting Standards Board Statement No. 112 ("SFAS 112"), Employers' Accounting for Postemployment Benefits. These consolidated financial statements should be read in conjunction with the Company's December 31, 1994 consolidated financial statements and notes thereto.

Certain reclassifications have been made to the comparative prior period financial statements to conform to the current period presentation.

2.  INVENTORIES

Inventories consist of:

                       June 30, 1995     December 31, 1994
                       -------------     -----------------

  Raw Materials         $  98,974             $ 81,987

  Work in Process          28,153               25,822

  Finished Goods          137,410              106,371
                       ----------       --------------
  Inventories           $ 264,537             $214,180
                      ===========       ==============

3. LONG-TERM DEBT

Long-term debt consists of:

                       June 30, 1995     December 31, 1994
                       -------------     -----------------
Senior indebtedness:

  Revolving credit
   facilities            $170,000             $240,000

  Taiwan Loan              56,849               56,849

  Flexible Term
    Notes                  10,800                    -

Convertible Junior
 Subordinated Notes       500,000              500,000
                       ----------        -------------

  Total                   737,649              796,849

  Less current
   maturities               4,310                2,155
                       ----------        -------------

Long-Term debt           $733,339             $794,694
                      ===========       ==============

In January 1995, CommScope, Inc., an indirect wholly-owned subsidiary of the Company, entered into an $11 million loan agreement in connection with the issuance of notes by the Alabama State Industrial Development Authority (the "Flexible Term Notes"). Borrowings under the loan agreement bear interest at variable rates based upon current market conditions for short-term financing. The loan agreement will
mature   on  January  1,  2015  and  any  remaining amounts
outstanding under the Flexible Term Notes will be due and payable on that date.

4. INCOME TAXES

The provision for income taxes for the three and six months ended June 30, 1995 is based on the expected annual effective rate reduced by a $12 million credit for the settlement of certain tax matters.

5. STOCKHOLDERS' EQUITY

In April 1995, affiliates of Forstmann Little & Co. and certain current and former directors of the Company sold an aggregate of 15.6 million shares of Common Stock in a public offering. The Company received no proceeds from such offering.

In April 1995, the stockholders approved an amendment to the Company's Certificate of Incorporation which increased the number of authorized shares of Common Stock from 175 million to 400 million.

                 GENERAL INSTRUMENT CORPORATION
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      (DOLLARS IN MILLIONS)

NET SALES
Net sales for the three months ended June 30, 1995 ("Second Quarter 1995") were $612 compared to $509 in the three months ended June 30, 1994 ("Second Quarter 1994"), an increase of $103, or 20%. Net sales were $1,220 in the six months ended June 30, 1995 ("First Half 1995") compared to $941 in the six months ended June 30, 1994 ("First Half 1994"), an increase of $279 or 30%. These increases relate primarily to higher sales volume which occurred in both the Broadband Communications and Power Semiconductor segments.

Broadband Communications sales increased 16% or $69 and 28% or $223 in Second Quarter 1995 and First Half 1995, respectively, over the comparable 1994 periods, primarily as a result of increased sales volume by the Communications
Division of DigiCipher TM digital compression products, distribution electronics and CommScope cable products. The higher sales volume primarily reflects commercialization of digital broadband systems, as well as continued cable television operator infrastructure spending in the United States and continued deployment of new cable television systems in international markets. International sales of cable television products increased 52% and 56% in Second Quarter 1995 and First Half 1995, respectively, over the comparable 1994 periods. Satellite system sales increased 57% and 72% in Second Quarter 1995 and First Half 1995,
respectively, over Second Quarter 1994 and First Half 1994. The increased satellite system sales in 1995, due primarily to sales of digital consumer receivers to Primestar Partners, were partially offset by a decline in the sales of VideoCipher RS TM analog satellite receiver consumer modules. In 1994, the Company had significant sales of these modules to persons who had been receiving without authorization (or "pirating") the commercial satellite programming data signals. In 1995 these sales were at minimal levels as expected.

Power Semiconductor sales increased 44% and 39% in Second Quarter 1995 and First Half 1995, respectively, over the comparable 1994 periods. These increases were a result of broad-based global demand, primarily from automotive, computer, and consumer electronics customers for power rectifiers and protection devices.

GROSS PROFIT (NET SALES LESS COST OF SALES)
Gross profit increased $40, or 26%, to $195 in Second Quarter 1995 from $155 in Second Quarter 1994 and was 31.9% of sales in Second Quarter 1995 compared to 30.4% of sales in Second Quarter 1994. Gross profit increased $82, or 27%, to $386 in First Half 1995 from $304 in First Half 1994 and was 31.6% and 32.3% of sales in First Half 1995 and First Half 1994, respectively.


The increase in gross profit during 1995 principally reflects the higher sales volume discussed above. The increased gross profit margin in Second Quarter 1995 compared to Second Quarter 1994 primarily reflects efficiencies gained through these higher volumes. The decrease in gross profit margin in First Half 1995 from First Half 1994 reflects a shift in product mix from higher margin VideoCipher RS TM analog satellite receiver consumer modules to DigiCipher TM digital compression products, which initially carry lower margins.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative ("SG&A") expenses increased $13 to $59 in Second Quarter 1995 from $45 in Second Quarter 1994, and increased as a percentage of sales to 10% in Second Quarter 1995 from 9% in Second Quarter 1994. SG&A expenses increased $38 to $123 in First Half 1995 from $85 in First Half 1994 and increased as a percentage of sales to 10% in First Half 1995 compared to 9% in First Half 1994.

The increase in SG&A expense in both Second Quarter 1995 and First Half 1995 over the comparable 1994 periods, reflects higher sales volume and additional marketing and selling costs incurred by the Company to increase its sales force, field support and marketing activities to take advantage of increased growth opportunities in international cable and satellite television and worldwide telecommunications markets. The 1995 expenses also include $5 and $12, in Second Quarter 1995 and First Half 1995, respectively, related to a national advertising campaign to support sales of C-Band satellite systems as well as a $6 provision during the First Half 1995 related to the potential uncollectibility of certain receivables.


RESEARCH AND DEVELOPMENT
Research and development ("R&D") expense was $37 in Second Quarter 1995 compared to $27 in Second Quarter 1994 and was 6% and 5% of sales, respectively. R&D expense for First Half 1995 and First Half 1994 was $71 and $53, respectively, and was 6% of sales in each period. This level of spending, principally focused on the Broadband Communications business, reflects continued development of the second generation of cable set-top terminals, which incorporate digital compression and multimedia capabilities; development of enhanced addressable analog terminals; development of advanced digital systems for cable and satellite television distribution; and product development through strategic alliances. Emerging R&D activities include development of broadband telephony products and interactive multimedia technologies for broadband networks. The Company's research and development expenditures are expected to approximate $130 for the year ending December 31, 1995.

NET INTEREST EXPENSE
Net interest expense was $12 in Second Quarter 1995 compared to $14 in Second Quarter 1994, and $25 for First Half 1995 compared to $27 in First Half 1994. The levels of interest expense reflect lower weighted average borrowings in 1995 partially offset by higher interest rates.

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE Effective January 1, 1994, the Company adopted Financial Accounting Standards Board Statement No. 112, Employers' Accounting for Postemployment Benefits ("SFAS No. 112"). As a result of adopting SFAS No. 112, the Company recorded a cumulative effect charge to income of $2.

INCOME TAXES
The effective income tax rates increased to 32.5% and 27.8% in Second Quarter 1995 and First Half 1995, respectively, from 14.1% and 15.5% in Second Quarter 1994 and First Half 1994, respectively. The increases in the effective tax rates in 1995 are attributable to the Company having a valuation allowance related to domestic deferred tax assets in 1994 which was reduced during 1994, to the extent that domestic taxable income was generated. As of December 31, 1994, the majority of the Company's domestic deferred tax assets were determined to be realizable and therefore there was no valuation allowance impact on income taxes in 1995. In addition, during First Half 1995, the Company recorded a $12 credit to income related to the settlement of certain tax matters.

LIQUIDITY AND CAPITAL RESOURCES
At June 30, 1995, working capital was $292 compared to $213 at December 31, 1994. The working capital increase of $78 was due principally to an inventory build-up to support business growth and new products and increased deferred tax assets. Based on current levels of order input and backlog, as well as significant sales agreements not yet reflected in order and backlog levels, the Company believes that operational working capital levels are appropriate to support future operations and the rollout of new products. There can be no assurance, however, that future industry specific developments or general economic trends will not alter the Company's working capital requirements. At June 30, 1995, the Company had borrowings of $170 under its revolving credit facilities and credit commitments, which the Company had not borrowed against, of $330.

In January 1995, CommScope, Inc., an indirect wholly-owned subsidiary of the Company, entered into an $11 loan agreement in connection with the issuance of notes by the Alabama State Industrial Development Authority. See Note 3 to the consolidated financial statements.

During First Half 1995, the Company invested $64 in equipment and facilities. These capital expenditures were used to expand capacity to meet increased current and future demands for analog and digital products, coaxial cable and rectifiers. Capital expenditures for the year ending December 31, 1995 are expected to approximate $180.

At  June  30,  1995, the Company had $17  of  cash  and  cash
equivalents on hand compared to $5 at December 31, 1994.   At
June 30, 1995, long-term debt, including current maturities, was $738 compared to $797 at December 31, 1994.


The Company's principal source of liquidity both on a short-term and long-term basis is cash flow provided by operations. Occasionally, however, the Company may borrow against its revolving credit facilities to supplement cash flow from
operations.   The  Company  believes  that,  based  upon   an
analysis of its consolidated financial position, its cash flow during the past 12 months and the expected results of operations in the future, operating cash flow and available funding under its revolving credit facilities will be adequate to fund operations, research and development expenditures, capital expenditures and debt service for the next 12 months. The Company intends to repay its remaining indebtedness primarily with cash flow from operations. There can be no assurance, however, that future industry specific developments or general economic trends will not adversely affect the Company's operations or its ability to meet its cash requirements.

                             PART II

                        OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Securities Holders

     The  Company held its Annual Meeting of Stockholders (the
     "Meeting" ) on April 26, 1995.

     At the Meeting, the stockholders approved and adopted an amendment to the Company's Amended and Restated Certificate of Incorporation to increase the number of shares of Common Stock that the Company has the authority to issue from 175,000,000 to 400,000,000. 96,483,054 votes were cast for the approval of the amendment, 15,484,381 votes were cast against the approval of the amendment, and there were 299,044 abstentions.

     Also at the Meeting, the stockholders approved the General Instrument Corporation Annual Incentive Plan for the purpose of qualifying the compensation payable to the Chief Executive Officer under the Annual Incentive Plan as performance based compensation eligible for exclusion from the tax deduction limitation of Section 162(m) of the
     Internal  Revenue  Code.   108,398,923  were  cast  for  the
     approval  of  the  amendment,  3,536,936  votes  were   cast
     against the approval of the amendment, and there were 330,620 abstentions.

     Four directors were nominated for election at the Meeting and each was elected. John Seely Brown received 111,828,826 votes for election and 437,653 votes were withheld. Theodore J. Forstmann received 111,640,582 votes for election and 625,897 votes were withheld. Morton
     M. Meyerson received 111,820,442 votes for election and 446,037 votes were withheld. Felix G. Rohaytn received 111,814,793 votes for election and 451,686 votes were withheld.


Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          Exhibit 11 - Computation of Earnings Per Share

     (b)  Report on Form 8-K

        The Company filed a report  on Form 8-K dated April
        17, 1995 reporting the release of the Company's operating results for the three months ended March 31, 1995.

                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              GENERAL INSTRUMENT CORPORATION

August 9, 1995                /s/Paul J. Berzenski
--------------                -----------------------------
Date                          Paul J. Berzenski
                              Vice President and Controller
                              Signing both in his capacity
                              as Vice President
                              on behalf of the Registrant
                              and as Chief Accounting Officer
                              of the Registrant