Form 10-Q/A
period 1995-03-31
GENERAL INSTRUMENT CORP /DE/
filed 1995-08-29
CIK 40656

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

                            FORM 10-Q/A


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


The undersigned registrant hereby amends its Form 10-Q for the quarterly period ended March 31, 1995 on the pages attached hereto to correct its previous electronic submission of Exhibit 11.

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

          GENERAL INSTRUMENT CORPORATION
        CONSOLIDATED STATEMENTS OF INCOME
 (Unaudited - In Thousands, Except Net Income Per Share)
                                                    Three Months Ended
                                                         March 31,
                                                  ---------------------
                                                     1995       1994
                                                  ---------   ---------
NET SALES                                          $608,717   $432,521
                                                   --------   --------
OPERATING COSTS AND EXPENSES:
    Cost of sales                                   417,885    283,369
    Selling, general and administrative              64,032     39,124
    Research and development                         33,659     26,015
    Amortization of excess of cost over fair value
       of net assets acquired                         6,176      6,421
                                                  ---------  ---------
         Total operating costs and expenses         521,752    354,929
                                                  ---------  ---------
OPERATING INCOME                                     86,965     77,592
Other expense, net                                      (74)    (1,065)
Interest expense, net                               (13,028)   (12,894)
                                                  ---------  ---------
INCOME BEFORE INCOME TAXES AND
    CUMULATIVE EFFECT OF A CHANGE
    IN ACCOUNTING PRINCIPLE                          73,863     63,633
Provision for income taxes                          (16,807)   (10,732)
                                                  ---------  ---------
INCOME BEFORE CUMULATIVE EFFECT
    OF A CHANGE IN ACCOUNTING PRINCIPLE              57,056     52,901
Cumulative effect of a change in accounting
 principle                                                -     (1,917)
                                                  ---------  ---------
NET INCOME                                          $57,056    $50,984
                                                  =========  =========

Weighted Average Shares Outstanding                 123,282    122,964

Net Income per share
  Primary:
   Income before cumulative effect of a
    change in accounting principle                     $.46       $.43
   Cumulative effect of a change in accounting
    principle                                              -      (.02)
                                                  ---------  ---------
       Net income                                      $.46       $.41
                                                  =========  =========
  Fully Diluted:
   Income before cumulative effect of a change
    in accounting principle                            $.42       $.41
   Cumulative effect of a change in accounting
    principle                                              -      (.01)
                                                  ---------  ---------
       Net income                                      $.42       $.40
                                                  =========  =========
See notes to consolidated financial statements.

                                GENERAL INSTRUMENT
                                    CORPORATION
                             CONSOLIDATED STATEMENT OF
                               STOCKHOLDERS' EQUITY
                            (Unaudited - In Thousands)


                                                 Addit-                                        Total
                             Common  Stock       ional                   Common     Unearned   Stock-
                             --------------      Paid-In      Retained   Stock in   Compens-   holders'
                             Shares   Amount     Capital      Earnings   Treasury   ation      Equity
                             ------   -------    --------     --------   --------   --------   --------
BALANCE, DECEMBER 31, 1994   122,231    $1,222     $543,728     $132,634    $(17)   $(389)    $677,178

Net income for the three
months ended March 31, 1995                                       57,056                        57,056
Exercise of stock options        243         3        3,114                                      3,117
Tax benefit from exercise
 of stock options                                     1,889                                      1,889
Amortization of unearned
 compensation                                                                         122          122
                             -------    ------     --------     --------    -----   ------   ---------
BALANCE, MARCH 31, 1995      122,474    $1,225     $548,731     $189,690    $(17)   $(267)   $ 739,362
                             =======    ======     ========     ========    =====   ======   =========

See notes to consolidated financial statements.

        GENERAL INSTRUMENT CORPORATION
     CONSOLIDATED STATEMENTS OF CASH FLOWS
          (Unaudited - In Thousands)

                                                 Three Months Ended
                                                      March 31,
                                                 ------------------
                                                  1995        1994
                                                 -------    -------
OPERATING ACTIVITIES:
 Net income                                      $57,056     $50,984
 Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation and amortization                 26,010      22,386
    Accounts receivable                          (44,194)    (20,608)
    Inventories                                   (6,102)    (33,117)
    Prepaid expenses and other current assets     (1,101)       (484)
    Deferred income taxes                         (4,301)       (137)
    Accounts payable, income taxes payable
     and other accrued liabilities                42,603      29,367
    Other non-current liabilities                      7       3,509
    Other                                           (270)      2,408
                                                 -------     -------
Net cash provided by operating activities         69,708      54,308
                                                 -------     -------
INVESTMENT ACTIVITIES:
    Additions to fixed assets - net              (26,864)    (20,124)
    Investments in other assets                   (6,506)          -
                                                 -------     -------
Net cash used in investment activities           (33,370)    (20,124)
                                                 -------     -------
FINANCING ACTIVITIES:
    Costs associated with the sale of               (358)       (137)
      Common Stock
    Proceeds from the issuance of Flexible
      Term Notes                                  10,800           -
    Repayments of debt                                 -      (8,260)
    Net repayments of revolving credit
     facilities                                  (46,000)    (14,000)
    Proceeds from stock options                    3,117       2,068
                                                 -------     -------
Net cash used in financing activities            (32,441)    (20,329)
                                                 -------     -------
Increase in cash and cash equivalents              3,897      13,855
Cash and cash equivalents, beginning of
  the period                                       5,128       5,584
                                                 -------     -------
Cash and cash equivalents, end of the period      $9,025     $19,439
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

Broadband Communications sales increased 42% in First Quarter 1995 over First Quarter 1994, primarily as a result of increased sales volume of GI Communications' DigiCipher digital compression products, distribution electronics and analog addressable system products. The higher sales volume reflects commercialization of digital broadband systems and continued increased cable television operator infrastructure spending in the United States, as well as the continued deployment of new cable television systems in international markets. Cable television product sales increased 24% in First Quarter 1995 over First Quarter 1994 and international sales of cable television electronics and coaxial cable increased 61% in First Quarter 1995 over First Quarter 1994. The increased sales in First Quarter 1995 were partially offset by a decline in the sales of VideoCipher RS analog satellite receiver consumer modules. In First Quarter 1994, the Company had significant sales of these modules to persons who had been receiving without authorization (or
"pirating") the commercial satellite programming data signals, whereas, in First Quarter 1995 these sales were at minimal levels as expected. However, shipments of VideoCipher RS analog satellite receiver consumer modules for owners of new C-Band satellite dishes increased in First Quarter 1995 over First Quarter 1994 and the Company expects sales opportunities to potential new owners of C-Band satellite dishes to continue into the second quarter of 1995 (although there can be no assurance as to the amount of those sales), and to decline, perhaps substantially, thereafter.

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

At March 31, 1995, the Company had $9 million of cash and cash equivalents on hand compared to $5 million at December 31,
1994.   At March 31, 1995, long-term debt, including  current
maturities, was $762 million compared to $797 million at December 31, 1994.

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


                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.


                              GENERAL INSTRUMENT CORPORATION

August 29, 1995        /s/Paul J. Berzenski
- --------------         -------------------------------------
Date                   Paul J. Berzenski
                       Vice President and Controller
                       Signing both in his capacity as Vice
                       President on behalf of the Registrant
                       and as Chief Accounting Officer of
                       the Registrant