Form 10-Q
period 1995-09-30
GENERAL INSTRUMENT CORP /DE/
filed 1995-11-14
CIK 40656

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1995

                                       OR

[   ]     TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

                       For the transition period from _____ to _____

                         Commission file number 1-5442

                         General Instrument Corporation
                         ------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                            13-3575653
                  --------                            ----------
      (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)                Identification No.)

                181 West Madison Street, Chicago, Illinois 60602
                ------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (312) 541-5000
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  x     No

As  of  November  1,  1995  there  were  125,776,052   shares  of  Common  Stock
outstanding.




                                     PART I
                             FINANCIAL INFORMATION

                         GENERAL INSTRUMENT CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                       (In Thousands, Except Share Data)


                                     ASSETS

                                                                                                (Unaudited)
                                                                                               September 30,            December 31,
                                                                                                    1995                    1994
                                                                                                ------------            ------------
CURRENT ASSETS:
Cash and cash equivalents ..........................................................              $   20,025              $    5,128
Accounts receivable, less allowance for doubtful
     accounts of $14,965 and $7,582, respectively ..................................                 322,762                 306,754
Inventories ........................................................................                 306,847                 214,180
Prepaid expenses and other current assets ..........................................                  33,875                  22,256
Deferred income taxes ..............................................................                 113,423                  93,446
                                                                                                  ----------              ----------
     Total current assets ..........................................................                 796,932                 641,764

Property, plant and equipment - net ................................................                 402,116                 343,868
Intangibles, less accumulated amortization of $90,585
     and $78,460, respectively .....................................................                 150,716                 161,410
Excess of cost over fair value of net assets acquired,
     less accumulated amortization of $129,478 and
     $110,952, respectively ........................................................                 862,561                 904,184
Investments and other assets .......................................................                  14,434                  10,113
Deferred income taxes, net of valuation allowance ..................................                  19,840                  29,238
Deferred financing costs, less accumulated
     amortization of $26,848 and $22,980, respectively .............................                  14,506                  18,374
                                                                                                  ----------              ----------
TOTAL ASSETS .......................................................................              $2,261,105              $2,108,951
                                                                                                  ==========              ==========



See notes to consolidated financial statements.


                         GENERAL INSTRUMENT CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                       (In Thousands, Except Share Data)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                                  (Unaudited)
                                                                                                 September 30,          December 31,
                                                                                                      1995                  1994
                                                                                                  ------------          ------------
CURRENT LIABILITIES:
Accounts payable .........................................................................       $     204,056        $     162,529
Accrued interest payable .................................................................               9,927                2,737
Income taxes payable .....................................................................              57,512               52,670
Accrued liabilities ......................................................................             212,407              208,383
Current portion of long-term debt ........................................................               4,310                2,155
                                                                                                    ----------            ----------
     Total current liabilities ...........................................................             488,212              428,474
                                                                                                    ----------            ----------

Deferred income taxes ....................................................................              16,968               21,990
                                                                                                    ----------            ----------
Long-term debt ...........................................................................             709,324              794,694
                                                                                                    ----------            ----------
Other non-current liabilities ............................................................             189,616              186,615
                                                                                                    ----------            ----------
Commitments and contingencies

Stockholders' equity:
Preferred Stock, $.01 par value; 20,000,000 shares
    authorized; no shares issued .........................................................                --                   --
Common Stock, $.01 par value; 400,000,000 shares authorized; 125,773,745 and
    122,231,348 issued at September 30, 1995 and December 31, 1994, respectively .........               1,258                1,222
Additional paid-in capital ...............................................................             660,268              543,728
Retained earnings ........................................................................             202,849              132,634
                                                                                                    ----------            ----------
                                                                                                       864,375              677,584
Less - Treasury  stock,  at cost,  229,011 and 11,259  shares of Common Stock at
     September 30, 1995 and December 31, 1994, respectively ..............................              (7,246)                 (17)
     Unearned compensation ...............................................................                (144)                (389)
                                                                                                    ----------            ----------
     Total stockholders' equity ..........................................................             856,985              677,178
                                                                                                    ----------            ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                       $   2,261,105        $   2,108,951
                                                                                                 =============        =============



See notes to consolidated financial statements.


                         GENERAL INSTRUMENT CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
          (Unaudited - In Thousands, Except Earnings (Loss) Per Share)


                                                                           Three Months Ended                Nine Months Ended
                                                                              September 30,                    September 30,
                                                                            1995            1994            1995            1994
                                                                       ------------    ------------    ------------    ------------

NET SALES ..........................................................   $    563,251    $    554,750    $  1,783,606    $  1,496,054
                                                                       ------------    ------------    ------------    ------------

OPERATING COSTS AND EXPENSES:
    Cost of sales ..................................................        383,808         389,380       1,217,961       1,026,618
    Selling, general and administrative ............................         55,255          47,335         178,167         131,897
    Research and development .......................................         34,567          28,677         105,342          81,575
    Purchased in-process technology ................................        139,860            --           139,860            --
    Amortization of excess of cost over fair value
       of net assets acquired ......................................          6,175           6,385          18,526          19,209
                                                                       ------------    ------------    ------------    ------------
         Total operating costs and expenses ........................        619,665         471,777       1,659,856       1,259,299
                                                                       ------------    ------------    ------------    ------------

OPERATING INCOME (LOSS) ............................................        (56,414)         82,973         123,750         236,755
Other expense, net .................................................           (510)         (2,409)         (1,366)         (5,416)
Interest expense, net ..............................................        (11,645)        (13,696)        (37,015)        (40,271)
                                                                       ------------    ------------    ------------    ------------
INCOME (LOSS) BEFORE INCOME TAXES
   AND CUMULATIVE EFFECT OF A
   CHANGE IN ACCOUNTING PRINCIPLE ..................................        (68,569)         66,868          85,369         191,068
(Provision) benefit for income taxes ...............................         27,677         (10,087)        (15,154)        (29,384)
                                                                       ------------    ------------    ------------    ------------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT
    OF A CHANGE IN ACCOUNTING PRINCIPLE ............................        (40,892)         56,781          70,215         161,684
Cumulative effect of a change in accounting principle ..............           --              --              --            (1,917)
                                                                       ------------    ------------    ------------    ------------
NET INCOME (LOSS) ..................................................   $    (40,892)   $     56,781    $     70,215    $    159,767
                                                                       ============    ============    ============    ============


Weighted Average Shares Outstanding ................................        124,333         123,639         123,791         123,257

Earnings (Loss) per share
  Primary:
       Income (loss) before cumulative effect of a change
            in accounting principle ................................   $      (0.33)   $       0.46    $       0.57    $       1.31

       Cumulative effect of a change in accounting principle .......           --              --              --      $      (0.01)
                                                                       ------------    ------------    ------------    ------------

       Net income (loss) ...........................................   $      (0.33)   $       0.46    $       0.57    $       1.30
                                                                       ============    ============    ============    ============

  Fully Diluted:
       Income (loss) before cumulative effect of a change
            in accounting principle ................................   $      (0.33)   $       0.44    $       0.57    $       1.25

       Cumulative effect of a change in accounting principle .......           --              --              --      $      (0.01)
                                                                       ------------    ------------    ------------    ------------

       Net income (loss) ...........................................   $      (0.33)   $       0.44    $       0.57    $       1.24
                                                                       ============    ============    ============    ============
See notes to consolidated financial statements.



                         GENERAL INSTRUMENT CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                           (Unaudited - In Thousands)



                                                                                                                             Total
                                                                       Additional                  Common       Unearned     Stock-
                                                   Common Stock          Paid-In     Retained     Stock in       Compen-    holders'
                                                Shares       Amount      Capital     Earnings     Treasury       sation      Equity
                                               --------    ---------   ----------   ---------    ---------    ----------   ---------
BALANCE, DECEMBER 31, 1994 ................     122,231    $   1,222    $ 543,728   $ 132,634    $     (17)   $    (389)   $ 677,178
Net income for the nine months
  ended September 30, 1995 ................                                            70,215                                 70,215
Exercise of stock options .................       1,077           11       17,283                                             17,294
Stock issued for business acquisition .....       2,465           25       92,052                   (7,229)                   84,848
Tax benefit from exercise of
  stock options ...........................                                 8,290                                              8,290
Costs associated with the sale /
   issuance of Common Stock ...............                                (1,100)                                           (1,100)
Amortization of unearned
   compensation ...........................                                                                         245          245
Conversion of Convertible Junior
   Subordinated Notes .....................           1                        15                                                 15

                                                -------    ---------    ---------   ---------    ---------    ---------    ---------
BALANCE, SEPTEMBER 30, 1995 ...............     125,774    $   1,258    $ 660,268   $ 202,849    $  (7,246)   $    (144)   $ 856,985
                                                =======    =========    =========   =========    =========    =========    =========


See notes to consolidated financial statements.



                         GENERAL INSTRUMENT CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited - In Thousands)


                                                                                                         Nine Months Ended
                                                                                                            September 30,
                                                                                                    1995                     1994
                                                                                                 ----------               ----------

OPERATING ACTIVITIES:
 Net income ........................................................................              $  70,215               $ 159,767
 Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation and amortization ..................................................                 80,795                  71,060
    Purchased in-process technology, net ...........................................                 90,000                    --
    Accounts receivable ............................................................                (10,008)               (113,560)
    Inventories ....................................................................                (92,667)                (67,555)
    Prepaid expenses and other current assets ......................................                (11,593)                 (7,865)
    Deferred income taxes ..........................................................                 (1,411)                    639
    Accounts payable, income taxes payable and other
      accrued liabilities ..........................................................                 69,939                  58,948
    Other non-current liabilities ..................................................                 (4,242)                 16,420
    Other ..........................................................................                 (3,188)                    776
                                                                                                  ---------               ---------
Net cash provided by operating activities ..........................................                187,840                 118,630
                                                                                                  ---------               ---------

INVESTMENT ACTIVITIES:
    Proceeds from sale of assets ...................................................                   --                     6,799
    Additions to fixed assets - net ................................................               (102,305)                (90,003)
    Investments in other assets ....................................................                   (906)                   --
    Acquisition of Next Level Communications, net
      of cash acquired of $3,800 (See Note 6) ......................................                 (2,775)                   --
                                                                                                  ---------               ---------
Net cash used in investment activities .............................................               (105,986)                (83,204)
                                                                                                  ---------               ---------

FINANCING ACTIVITIES:
    Costs associated with the sale of Common Stock .................................                 (1,051)                   (400)
    Proceeds from the issuance of Flexible Term Notes ..............................                 10,800                    --
    Repayments of debt .............................................................                   --                   (16,605)
    Net repayments of revolving credit facilities ..................................                (94,000)                (12,750)
    Proceeds from stock options ....................................................                 17,294                   5,167
                                                                                                  ---------               ---------
Net cash used in financing activities ..............................................                (66,957)                (24,588)
                                                                                                  ---------               ---------
Increase in cash and cash equivalents ..............................................                 14,897                  10,838
Cash and cash equivalents, beginning of the period .................................                  5,128                   5,584
                                                                                                  ---------               ---------
Cash and cash equivalents, end of the period .......................................              $  20,025               $  16,422
                                                                                                  =========               =========

See notes to consolidated financial statements.

                         GENERAL INSTRUMENT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                     (In Thousands, Unless Otherwise Noted)

1.  BASIS OF PRESENTATION

The consolidated balance sheet as of September 30, 1995, the consolidated statements of operations for the three and nine months ended September 30, 1995 and 1994, the consolidated statements of cash flows for the nine months ended September 30, 1995 and 1994 and the consolidated statement of stockholders' equity for the nine months ended September 30, 1995 of General Instrument Corporation (the "Company") are unaudited and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the interim period financial statements. There were no adjustments of a non-recurring nature recorded during the three and nine months ended September 30, 1995 and 1994, except for certain items disclosed in the notes to these consolidated financial statements. These consolidated financial statements should be read in conjunction with the Company's December 31, 1994 financial statements.

Certain reclassifications have been made to the comparative prior period financial statements to conform to the current period presentation.

2.  INVENTORIES

  Inventories consist of:
                                   September 30, 1995         December 31, 1994
                                   ------------------         -----------------
     Raw materials                      $134,110                   $ 81,987

     Work in process                      25,090                     25,822

     Finished goods                      147,647                    106,371
                                        --------                  ---------

     Inventories                        $306,847                   $214,180
                                        ========                   ========

3. LONG-TERM DEBT

Long-term debt consists of:
                                   September 30, 1995         December 31, 1994
Senior indebtedness:               ------------------         -----------------

     Revolving credit facilities        $146,000                  $240,000

     Taiwan loan                          56,849                    56,849

     Flexible term notes                  10,800                         -

     Convertible junior
         subordinated notes              499,985                   500,000
                                        --------                  --------

     Total                               713,634                   796,849

     Less current maturities               4,310                     2,155
                                        --------                  --------

Long-term debt                          $709,324                  $794,694
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


4. INCOME TAXES

The (provision)/benefit for income taxes for the three and nine months ended September 30, 1995 is based on the Company's expected annual effective rate adjusted for a $12 million credit for the settlement of certain tax matters recorded during the three months ended March 31, 1995 and a $50 million non-cash tax benefit associated with the write-off of in-process technology in connection with the acquisition of Next Level Communications during September 1995.


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


6. BUSINESS ACQUISITION

In September 1995, the Company acquired all of the outstanding shares of Next Level Communications ("NLC") not previously owned and assumed all its outstanding options and warrants. The total purchase price of $91 million consisted of approximately 2.2 million common shares of the Company valued at $75 million, Company stock options valued at $10 million and $6 million in cash. NLC is involved with the development of a next generation broadband access system utilizing switched-digital video technology. Using NLC's technology, the Company intends to provide transport and network management products to regional telephone companies for the delivery of video, voice and data over "fiber-to-the-curb" networks.

The acquisition was accounted for as a purchase and, accordingly, the acquired assets and liabilities were recorded at their estimated fair values at the date of acquisition. The purchase price of $91 million, plus the $2 million of costs directly attributable to the completion of the acquisition, have been allocated to the assets and liabilities acquired. Approximately $90 million of the total purchase price represented the value, net of deferred income taxes, of NLC's in-process technology. Since technological feasibility has not yet been achieved and there is no alternative future use for the technology being developed, the amounts allocated to the in-process technology were expensed concurrent with the purchase. The non-recurring net-of-tax charge of $90 million included $140 million associated with this technology charged to operating income, offset by a non-cash tax benefit of $50 million.


7. SUBSEQUENT EVENT

In October 1995, the Company and certain of its officers and directors were named as defendants in several complaints filed as purported class actions in the United States District Courts for the Eastern District of Pennsylvania and the Northern District of Illinois which allege that the Company violated federal securities laws by making false and misleading statements concerning the Company's business. The complaints do not state specified damage amounts and the outcome or potential liability, if any, is not yet determinable. Management believes the complaints are without merit and intends to contest these actions vigorously.

                         GENERAL INSTRUMENT CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (DOLLARS IN MILLIONS)

NET SALES
---------
Net sales for the three months ended September 30, 1995 ("Third Quarter 1995") were $563 compared to $555 in the three months ended September 30, 1994 ("Third Quarter 1994"), an increase of $8, or 2%. Net sales were $1,784 in the nine months ended September 30, 1995 compared to $1,496 in the nine months ended September 30, 1994, an increase of $288, or 19%.

Broadband Communications sales of $454 decreased $18, or 4%, in Third Quarter 1995 and increased $205, or 16%, to $1,472 in the nine months ended September 30, 1995, over the comparable 1994 periods. Sales for the quarter decreased as a result of lower shipments of cable television electronics and C-band satellite systems, partially offset by higher shipments of PRIMESTAR digital satellite consumer receivers. Sales in Third Quarter 1995 were adversely affected by a general slow down in spending by U.S. cable television operators primarily due to uncertainty from the delay in enacting proposed far-reaching telecommunications reform legislation. Sales for the nine months ended September 30, 1995 increased primarily as a result of increased sales volume of DigiCipher(TM) digital compression products, distribution electronics and CommScope cable products, partially offset by decreased sales of C-band satellite systems. The higher sales volume primarily reflects commercialization of digital broadband systems and deployment of new cable television systems in international markets. International sales of cable television products in Third Quarter 1995 were consistent with Third Quarter 1994 and increased 32% for the nine months ended September 30, 1995 over the comparable 1994 period. The increased DigiCipher(TM) digital compression product sales in 1995 consisted primarily of sales of digital consumer receivers to PRIMESTAR Partners. In 1994, the Company had significant sales of VideoCipher RS(TM) analog satellite receiver consumer modules to persons who had been receiving without authorization (or "pirating") the commercial satellite programming data signals. In 1995, sales of these modules were at lower levels as expected.

Power Semiconductor sales increased $26 or 31% to $110 in Third Quarter 1995 and $83 or 36% to $311 in the nine months ended September 30, 1995, respectively, over the comparable 1994 periods. These increases were a result of continued broad-based global demand, primarily from automotive, computer, and consumer electronics customers for power rectifiers and protection devices.

GROSS PROFIT (NET SALES LESS COST OF SALES)
-------------------------------------------
Gross profit increased $14, or 9%, to $179 in Third Quarter 1995 from $165 in Third Quarter 1994, and was 31.9% of sales in Third Quarter 1995 compared to 29.8% of sales in Third Quarter 1994. Gross profit increased $97, or 20%, to $566 in the nine months ended September 30, 1995 from $469 in the nine months ended September 30, 1994, and was 31.7% and 31.4% of sales in the nine months ended September 30, 1995 and 1994, respectively.

The increased gross profit margin in Third Quarter 1995 compared to Third Quarter 1994 primarily resulted from improved margins of Power Semiconductor products, reflecting efficiencies gained through higher sales volumes and favorable product mix. Gross profit margin for the nine months ended September 30, 1995 was comparable to the margin for the nine months ended September 30, 1994, reflecting efficiencies gained through higher sales volumes, partially offset by a shift in product mix from higher margin VideoCipher RS(TM) analog satellite receiver consumer modules to DigiCipher(TM) digital compression products.

In 1996, the Company expects to ship a significant volume of new products which will initially earn lower margins than mature products. With this expected shipment of new products, combined with current trends in cable operator spending on mature products, the Company anticipates its product mix in 1996 to be more heavily weighted toward new products. As a result, during this period of new product introduction, the Company expects its consolidated gross margins to decline from current levels.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------
Selling, general and administrative ("SG&A") expenses increased $8 to $55 in Third Quarter 1995 from $47 in Third Quarter 1994, and increased $46 or 35% in the nine months ended September 30, 1995 compared to the nine months ended September 30, 1994. SG&A expense increased as a percentage of sales to 10% in Third Quarter 1995 and the nine months ended September 30, 1995 from 9% in Third Quarter 1994 and the nine months ended September 30, 1994.

The increase in SG&A expense in Third Quarter 1995 over Third Quarter 1994 reflects a $7 restructuring charge for the direct costs associated with the reorganization of the Company's Communications Division and the consolidation of the Company's corporate headquarters into one location. Concurrent with the reorganization, the Company's Communications Division has reduced its North America non-manufacturing workforce by approximately 10%. The increase in SG&A expense in the nine months ended September 30, 1995 over the comparable 1994 period reflects higher sales volume, additional marketing and selling costs incurred by the Company to increase its sales force, field support and marketing activities to take advantage of increased growth opportunities in international cable and satellite television and worldwide telecommunications markets and the $7 restructuring charge. SG&A expenses in the nine months ended September 30, 1995 also include $14 related to a national advertising campaign, which ended during Third Quarter 1995, to support sales of C-Band satellite systems.

RESEARCH AND DEVELOPMENT
------------------------
Research and development ("R&D") expense was $35 in Third Quarter 1995 and $105 in the nine months ended September 30, 1995 compared to $29 and $82 in the comparable 1994 periods. R&D was 6% of sales in Third Quarter 1995 and the nine months ended September 30, 1995 compared to 5% in the comparable 1994 periods. This level of spending, principally focused on the Broadband Communications business, reflects continued development of the second generation of cable set-top terminals, which incorporate digital compression and multimedia capabilities; development of enhanced addressable analog terminals; development of advanced digital systems for cable and satellite television distribution; and product development through strategic alliances. Emerging R&D activities include development of broadband telephony products and interactive multimedia technologies for broadband networks. The Company's research and development expenditures are expected to approximate $140 for the year ending December 31, 1995.

PURCHASED IN-PROCESS TECHNOLOGY
-------------------------------
In connection with the completion of the acquisition of Next Level Communications in September 1995, the Company recorded a pre-tax charge of $140 for purchased in-process technology which had not reached technological feasibility and had no future alternative use. Further development activities primarily include employee related costs for design, prototype development and testing. The Company estimates that approximately $20 to $25 will be expended over the next 12 to 18 months to complete the development of this technology.

NET INTEREST EXPENSE
--------------------
Net interest expense was $12 in Third Quarter 1995 compared to $14 in Third Quarter 1994, and $37 in the nine months ended September 30, 1995 compared to $40 in the nine months ended September 30, 1994. The levels of interest expense reflect lower weighted average borrowings in 1995 partially offset by higher interest rates.

INCOME TAXES
------------
Income tax expense was $22 in Third Quarter 1995 and $77 in the nine months ended September 30, 1995 after excluding the $50 tax benefit associated with the write-off of purchased in-process technology in September 1995 and the $12 credit related to the settlement of certain tax matters during the first quarter of 1995. Excluding these tax adjustments and the related pre-tax charge, the effective tax rates were 31% and 34%, respectively, as compared to 15% for the comparable prior periods. The increases in the effective tax rates in 1995 are attributable to the Company having a valuation allowance related to domestic deferred tax assets in 1994 which was reduced during 1994, to the extent that domestic taxable income was generated. As of December 31, 1994, the majority of the Company's domestic deferred tax assets were determined to be realizable and therefore there was no valuation allowance impact on income taxes in 1995.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
At September 30, 1995, working capital was $309 compared to $213 at December 31, 1994. The working capital increase of $95 was due principally to an inventory build-up to support business growth and introduction of new products, partially offset by a related increase in accounts payable. Based on current levels of order input and backlog, as well as significant sales agreements not yet reflected in order and backlog levels, the Company believes that operational working capital levels are appropriate to support future operations and the introduction of new products. There can be no assurance, however, that future industry specific developments or general economic trends will not alter the Company's working capital requirements. As of September 30, 1995, the Company had outstanding $146 of indebtedness under its $500 revolving credit facilities.

In January 1995, CommScope, Inc., an indirect wholly-owned subsidiary of the Company, entered into an $11 loan agreement in connection with the issuance of notes by the Alabama State Industrial Development Authority. See Note 3 to the September 30, 1995 consolidated financial statements.

During the nine months ended September 30, 1995, the Company invested $103 in equipment and facilities. These capital expenditures were used to expand capacity to meet increased current and future demands for analog and digital products, coaxial cable and rectifiers. The Company's capital expenditures are expected to approximate $160 for the year ending December 31, 1995.

At September 30, 1995, the Company had $20 of cash and cash equivalents on hand compared to $5 at December 31, 1994. At September 30, 1995, long-term debt, including current maturities, was $714 compared to $797 at December 31, 1994. The reduction in long-term debt primarily resulted from increased cash flow from operations.

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

                                    PART II

                               OTHER INFORMATION

Item 1.   Legal Proceedings

          See note 7 to the Company's September 30, 1995 consolidated financial statements.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               Exhibit 11 - Computation of Earnings (Loss) Per Share

          (b)  Report on Form 8-K

               The Company filed a report on Form 8-K dated July 27, 1995 reporting that Daniel F. Akerson, previously Chairman and Chief Executive Officer, stepped down as CEO and that Richard S. Friedland, previously President and Chief Operating Officer, became CEO of the Company effective August 1, 1995.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             GENERAL INSTRUMENT CORPORATION



November 14, 1995            /s/ Paul J. Berzenski
-----------------            -----------------------------
Date                         Paul J. Berzenski
                             Vice President and Controller
                             Signing both in his capacity as Vice President
                             on behalf of the Registrant and as Chief
                             Accounting Officer of the Registrant