Form 10-K
period 1995-12-31
GENERAL INSTRUMENT CORP /DE/
filed 1996-04-01
CIK 40656

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)                          FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required) For the fiscal year ended December 31, 1995
                                       OR
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
         For the transition period from          to
                                       ----------   ---------

                          Commission file number 1-5442
                         GENERAL INSTRUMENT CORPORATION
             (Exact name of registrant as specified in its charter)
         DELAWARE                                             13-3575653
         (State or other jurisdiction of                     (I.R.S. Employer
         incorporation or organization)                      Identification No.)

         8770 West Bryn Mawr Avenue
         Chicago, Illinois                                    60631
         (Address of principal executive offices)             (Zip Code)
                                 (312) 695-1000
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of each exchange
Title of each class                                      on which registered
- -------------------------------------------------        --------------------
Common Stock, par value $.01 per share                   New York Stock Exchange
5% Convertible Junior Subordinated Notes due 2000        New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                             ---  ---
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

      The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $2.6 billion as of March 15, 1996 (based on the closing price of the stock on the New York Stock Exchange on that date). For purposes of this computation, shares held by affiliates and by directors and officers of the registrant have been excluded. Such exclusion of shares held by directors and officers is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

      Number of shares of Common Stock, par value $.01 per share, outstanding as of March 15, 1996: 126,054,985.

DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1995 are incorporated by reference in Parts I, II and
IV. Portions of the Company's definitive Proxy Statement filed with the Securities and Exchange Commission are incorporated by reference in Part III.

                                     PART l
Item   1.  BUSINESS

Unless the context otherwise requires, references to the "Company" or "GI" include General Instrument Corporation and its direct or indirect subsidiaries, including General Instrument Corporation of Delaware ("GI Delaware"), the Company's principal operating subsidiary.

General
       General Instrument Corporation (the "Company" or "GI") is a world leader in developing technology, systems and product solutions for the interactive delivery of video, voice and data, as well as the development of discrete semiconductors. The Company's Broadband Communications segment, which is comprised of the GI Communications, CommScope and Next Level Communications divisions, represented 83% of the Company's consolidated sales for the year ended December 31, 1995. Broadband Communications offers a variety of products and services for the cable and satellite television industries, including active and passive electronics, subscriber terminals, coaxial and fiber optic cable and encryption/decryption equipment for the scrambling and descrambling of satellite television programming. The Company's 1995 acquisition of Next Level Communications marks GI's entry into the telephone local loop access market. The Power Semiconductor Division represented 17% of the Company's consolidated sales for the year ended December 31, 1995, and is a world leader in the sale of power rectifiers and related transient voltage suppression components used in telecommunications, automotive and consumer electronic products. The Company was organized in 1990 in connection with the acquisition of General Instrument Corporation, then a publicly traded company, by affiliates of Forstmann Little & Co., a private investment firm. Additional information regarding the Company's industry segments appear in note 13 to the Company's consolidated financial statements included in the Annual Report to Stockholders for the year ended December 31, 1995 (the "1995 Annual Report"), incorporated herein by reference.

The Company's Broadband Communications Strategy
       The Company's strategy is to enhance its market leadership position as a provider of broadband systems and equipment by emphasizing the following factors:

       o Technological Leadership and New Product Development. GI is a world leader in the development and implementation of new "enabling" technologies for advanced television signal transmission. GI has continually developed technological "firsts," including digital high-definition television, advanced network development and management techniques, videoware, digital processing and transmission and signal security measures.

       o Technologically Varied Products Across a Broad Cross Section of Markets. GI offers a complete end-to-end solution from the programming source, through a wireless or wired distribution network into consumers' homes. Using either analog or digital technologies, GI can deliver information and entertainment to consumers' homes via direct-to-home satellite, wireless cable and traditional cable using hybrid fiber/coaxial architectures and fiber-to-the-curb architectures. With telecommunications reform legislation enacted in 1996, the Company believes its end-to-end product lines give it significant competitive advantages in developing new broadband technologies for cable television operators, local telephone companies, long distance companies and other telecommunications concerns.

       o Increasing the Installed Base. The Company believes that it has supplied the majority of the addressable systems in use by cable television operators in the United States and abroad. GI's strategy has been to expand the number of installed systems which utilize its hardware and software to control network security, services and programming access and to increase its product content in these systems.

       o Rapid International Expansion. The Company believes that the development of international markets is an important factor in its future growth due to low cable television penetration, paired with growing demand for programming. The Company believes it is poised to capture these opportunities with solutions as simple or as complex as these markets require (See "International Markets" below).

       o Strategic Alliances. GI has formed strategic partnerships that enable GI to remain a single-sourced equipment partner for companies competing in numerous markets: wired and wireless, analog and digital, and high-end and low-end systems.

Broadband Communications
         The Company's Broadband Communications segment, which represented 83%, 84% and 81% of the Company's consolidated sales for the years ended December 31, 1995, 1994 and 1993, respectively, consists of the GI Communications, CommScope and Next Level Communications divisions. The GI Communications Division is the world's leading provider of addressable systems and subscriber terminals for the cable television industry. It is also a market leader in satellite television encryption and broadband digital compression technologies, as well as a leading manufacturer in radio frequency and fiber optic distribution electronics. CommScope, which represented 20%, 22% and 25% of the Company's consolidated sales for the years ended December 31, 1995, 1994 and 1993, respectively, is a leading supplier of both coaxial and fiber optic cable to the
cable  television  industry.   Next  Level  Communications  is  designing  and
developing products to permit the cost-effective delivery of a suite of standard telephony and advanced services such as work-at-home, distance learning, video-on-demand and video-telephony to the home from a single access platform.

       GI Communications Division

       Analog Terrestrial Products. The Company's principal analog terrestrial products include subscriber and distribution hardware and software. Analog terrestrial subscriber products represented 26%, 27% and 24% of the Company's consolidated sales in the years ended December 31, 1995, 1994 and 1993, respectively. Subscriber products include primarily addressable systems which permit control, through a set-top terminal, of a subscriber's cable television services from a central headend computer without requiring access to the subscriber's premises. Addressable systems also enable a cable television operator to more easily provide pay-per-view programming services and multiple tiers of programming packages. Analog terrestrial distribution products represented 11%, 13% and 11% of the Company's consolidated sales in the years ended December 31, 1995, 1994 and 1993, respectively. Distribution products include headend signal processing equipment, distribution amplifiers, fiber optic transmission equipment and passive components for wired television distribution systems.

       Beginning in mid-1992 and continuing through 1995, GI has experienced significant increases in purchase orders for its analog products both from domestic and international customers. GI's sales of analog addressable systems reached their highest levels to date in 1995 when the Company shipped more than
5.2 million analog addressable set-top terminals, an 11% increase over 1994 shipments and a 92% increase over 1993 shipments. In the U.S., GI is the market share leader in the addressable market, with more than 50% of that market. The Company believes that cable operators have sought to improve the quality, capacity and capabilities of their networks during this period by increasing their capital spending for addressable systems and distribution infrastructure upgrades. GI expects cable operators in the U.S. and abroad to continue to upgrade their basic networks and invest in new system construction primarily to compete with other television programming sources, such as direct broadcast satellite ("DBS") and cable networks planned by some telephone companies, and to develop, using U.S. architecture and systems, international markets where cable penetration is low and demand for entertainment programming is growing. See "Sales and Distribution" below. Beginning in the second quarter of 1995, the Company began shipping its CFT 2200 advanced analog terminal, which increased the functionality and features of its prior analog addressable subscriber terminals, with more than 475,000 terminals shipped in 1995. The CFT 2200 incorporates a user feature platform that allows cable operators to write applications for new services, including electronic program guides, supplementary sports and entertainment information and play-along game shows, and can be modularly upgraded to deliver digital audio, providing CD-quality simulcasts of premium services. The CFT 2200 can also be upgraded to DigiCipher II/MPEG-2, the Company's second generation end-to-end digital television system which incorporates the Motion Picture Experts Group 2 ("MPEG-2") international standard for digital compression and transport. To date, GI has received commitments and letters of intent for approximately 3.5 million CFT 2200 terminals.

       Digital Terrestrial Products. The Company believes that the commercialization of advanced digital broadband systems and equipment, which provide for greatly expanded channel capacity and programming options, improved quality and security of signal transmission and the capability of delivering enhanced features and services, will be an important market for GI. The Company believes that its potential position in this developing market is significantly enhanced by GI's leadership in a key enabling technology, digital compression, which allows the broadcast of multiple digital channels in the same bandwidth occupied by one uncompressed video channel. The Company has developed a digital television system, DigiCipher, that enables satellite programmers and cable television operators to deliver over their existing networks four to ten times as much information as is possible with existing analog technology. GI's DigiCipher system was the first digital video compression system to demonstrate capabilities over cable and satellite television networks, and GI began shipping its first-generation DigiCipher I digital encoders and decoders for satellite programmers and cable television commercial headend operators in 1993 (See also "Analog and Digital Satellite Products" below).

       The Company expects that cable, satellite and other broadband network operators will begin to deploy digital terminals in their customers' homes in order to take advantage of the enhanced capabilities of the digital networks. The rate of deployment will depend largely on consumer demand for new services made available through the digital network and the relative cost of the more advanced digital terminals. To date, GI has obtained commitments and letters of intent for approximately 3 million of its DigiCable(TM) digital subscriber terminals from major North American cable system operators and GTE Corporation. GI has entered into an agreement to supply network equipment, featuring CFT 2200 and DigiCable digital terminals, for the first three sites of GTE Corporation's planned hybrid fiber/coaxial cable network. GI is working with AT&T Network
Systems to bring advanced services to GTE's customers in these new video dial-tone networks.

       GI's DigiCable terminals incorporate the Motion Picture Experts Group 2 international standard, and DigiCipher II/MPEG-2 has the capacity to carry various video, audio and data elements through a complex information infrastructure that will have an improved capability to interact with other consumer devices using MPEG-2 compression. The development of DigiCipher II/MPEG-2 took longer than anticipated as a result of several factors, including increased system complexity, evolving international MPEG-2 standards and other system design issues. As a result, volume shipments of these advanced digital cable terminals are not expected to begin until the second half of 1996, although there can be no assurance that additional delays will not occur. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - New Technologies" incorporated herein by reference from the 1995 Annual Report.

       Analog and Digital Satellite Products. GI Communications markets analog and digital uplink and downlink products for commercial and consumer use. Using DigiCipher technology, GI enables commercial customers to compress their video, audio and data transmissions resulting in significant cost savings over traditional analog transmission. GI also offers state of the art Network Management and Access Control products and services allowing program packagers to efficiently and cost effectively manage customer transactions and securely transmit their content to only authorized end-users. For consumers, GI provides "user friendly" graphical user interfaces, excellent video quality and high-end audio reception. Satellite products represented 26%, 23% and 22% of the Company's consolidated sales for the years ended December 31, 1995, 1994 and 1993, respectively. GI is the largest manufacturer of access control and scrambling and descrambling equipment used by television programmers for the satellite distribution of proprietary programming.

       The Company's analog satellite products are the exclusive systems for the distribution of encrypted C-Band satellite-delivered programming to cable television operators and large-diameter backyard satellite dish owners. The system consists primarily of scramblers, which are installed at the point where the programming originates, and descramblers, which are installed at the commercial headends of cable television systems or purchased by consumers for use with their backyard C-Band satellite dishes. As a result of a number of factors, including significant black-market economic incentives, the Company's first generation system, VideoCipher(TM) II, was illegally modified ("pirated"), beginning in the mid-1980s, by approximately 1.3 million consumers who received programming for free. In 1989, GI introduced VideoCipher II Plus(TM), a second-generation product which, to GI's knowledge, has not been "pirated." In 1991, in recognition of the need to provide ongoing security enhancements, GI introduced VideoCipher RS(TM), whereby security can be upgraded by inserting a credit-card-like TVPass Card(TM) into the module instead of replacing the module. In 1993, the Company completed a two-part security upgrade program where GI replaced the VideoCipher II units of the customers of several providers of premium programming with VideoCipher RS units, and those programmers ceased transmission of the VideoCipher II programming signals. The Company believes this program restored security of the backyard C-Band satellite dish market to acceptable levels. In addition, the Company believes the security upgrade resulted in the one-time sale of more than 800,000 VideoCipher RS units between the second-quarter of 1992 and the second-quarter of 1994 to former "pirate" consumers who wanted to restore their access to scrambled programming. In 1995, sales of the VideoCipher RS modules were at lower levels as expected, with approximately 250,000 fewer modules shipped in 1995 as compared to 1994.

       GI Communication's digital satellite products include primarily the DigiCipher I system, the world's first digital compression, access control and encryption transport system, designed for the delivery of video entertainment signals. Comparable to the analog satellite system, the digital system relies on encoders located at the point where programming originates, and decoders, located at either commercial headends or at consumers' homes for use with their satellite dishes. The Company supplies DigiCipher I digital consumer receivers to PRIMESTAR Partners, a consortium of cable television operators and GE Americom, which offers a medium-power Ku-band direct-to-home satellite television system. Under agreements with PRIMESTAR, GI will be PRIMESTAR's exclusive provider of receivers through 1996. PRIMESTAR generally competes with Hughes Electronic Corporation's DirecTV high-power Ku-band satellite television system. GI began deployment of DigiCipher I consumer receivers to PRIMESTAR in the second quarter of 1994, and through December 31, 1995, the Company had delivered approximately 1.5 million DigiCipher I receivers to PRIMESTAR. PRIMESTAR has informed the Company that it has deferred its transition to the Company's DigiCipher II/MPEG-2 digital transmission system, and instead, plans to expand its use of the Company's DigiCipher I digital consumer satellite receivers in 1996, expecting to purchase more than 1 million additional DigiCipher I digital consumer satellite receivers in 1996. The Company had previously anticipated delivering DigiCipher II/MPEG-2 upgrade modules for existing receivers in use by PRIMESTAR customers in 1996. All of the DigiCipher consumer receivers that the Company supplies to PRIMESTAR are designed to accept an upgrade module, which allow the receivers to be easily upgraded to the Company's DigiCipher II/MPEG-2 system. The Company currently has a worldwide installed base of 171 DigiCipher I digital satellite systems with the capacity to deliver 501 channels of digital programming. In addition, through the DigiCipher satellite system, GI has become a market leader in digital private satellite television networks for business communications and distance learning.

The Company began shipment of its DigiCipher II/MPEG-2 system to satellite television programmers in early 1996 and has obtained commitments to deliver 58 digital satellite encoders with the capacity to transmit 290 channels of digital programming. The Company expects to begin delivery of DigiCipher II/MPEG-2 systems to cable television operators in the second half of 1996, although there can be no assurance that additional delays will not occur. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - New Technologies" incorporated herein by reference from the 1995 Annual Report.

       CommScope

       CommScope is the largest manufacturer and supplier of coaxial cable for cable television applications in the U.S. in terms of sales volume, with more than a 50% market share. CommScope also manufactures fiber optic cable under a non-exclusive license from AT&T Corporation for sale to cable television customers in the United States. In addition, CommScope manufactures and sells other electronic cable primarily for local area network applications in the United States.

       The Company believes that CommScope's competitive strength in the coaxial cable market is due to its extensive coaxial cable product line and its efficient, low-cost manufacturing and delivery capability. CommScope's manufacturing facility in Catawba, North Carolina, is highly automated, operates 24 hours a day and is capable of producing approximately 400 miles of trunk and distribution coaxial cable and over 5 million feet of dropwire per day. In 1995, CommScope shipments of dropwire and distribution coaxial cable increased an average of 3% over the levels shipped in 1994. In order to meet increased demand for dropwire, in 1995 CommScope constructed a new manufacturing facility in Scottsboro, Alabama, to be used primarily for the production of dropwire.

       Growth in demand for coaxial cable has occurred over the past several years despite the replacement of coaxial cable with fiber optic cable in the trunk portion of many cable television networks since the vast majority of coaxial cable used in a typical cable television network occurs beyond the trunk, in the distribution portion of the network, and in the dropwire into the home. The Company believes that broadband networks will have an ongoing need for coaxial cable to maintain, expand and upgrade their facilities. The Company believes that coaxial cable remains the most efficient means for the transmission of broadband signals to the home over short distances because it is less expensive to install in short lengths than fiber optic cable, has less costly electronics and has the necessary capacity to handle upstream and downstream signal transmission.

       CommScope has received orders from U.S. telephone operating companies, several of which have announced plans to install broadband networks for the delivery of video, telephone and other services to some portion, or all, of their telephone service areas. The broadband networks that are being proposed by some of the telephone companies utilize hybrid fiber optic/coaxial cable technologies similar to those being utilized by many cable television operators. While there is no assurance that these proposed networks will be built, to the extent they are implemented, they could represent a significant incremental sales opportunity for CommScope beyond its traditional cable television customer base.

       Cable produced by CommScope for local area network applications also grew significantly in 1995 with sales for these applications increasing by 46%. CommScope expanded the capacity of its Claremont, North Carolina, facility by approximately 60% in 1995 in order to meet the growing demand for local area network and other electronic cable.

       Next Level Communications

       The Next Level Communications Division was created in September 1995 as a result of the acquisition by the Company of Next Level Communications ("Next Level"), which was formed to design, manufacture and market a next-generation telecommunications broadband access system for the delivery of telephony, video, and data from a telephone company central office or cable television headed to the home. Next Level's product, NLevel3, is designed to permit the cost-effective delivery of a suite of standard telephony and advanced services such as work-at-home, distance learning, video-on-demand and video-telephony to the home from a single access platform. NLevel3 is designed to work with and enhance existing telephony and cable television networks. Next Level has demonstrated NLevel3 for the seven regional bell operating companies (RBOCs), and four of the RBOCs have announced their intention to employ fiber-to-the-curb architectures using switched-digital video technology in their planned broadband networks. In addition to the cost of the acquisition of Next Level, a significant amount of research and development expenditures will be required to successfully bring NLevel3 to market. The Company does not expect Next Level to generate any revenue until at least 1997, and there can be no assurance that NLevel3 will successfully be developed and marketed. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - New Technologies" incorporated herein by reference from the 1995 Annual Report.

International Markets
       The Company believes that international markets represent a key growth opportunity for its sales of broadband equipment. International sales of cable television electronics and CommScope cables increased 24% for the year ended December 31, 1995 as compared to 1994 and represented 32% of total cable television electronics and CommScope cable sales in 1995 compared to 29% in 1994.

       International markets employ broadband technology in three ways: through broadband television systems similar to those in the United States; through Multichannel Multipoint Distribution Systems ("MMDS") or wireless microwave systems; and through direct broadcast satellite ("DBS") systems. MMDS is typically used in areas where the cost of installing a cable television distribution infrastructure is not justified due to the low density of homes, a relatively small potential subscriber base or geographic constraints. DBS systems with digital compression capabilities are expected to have significant growth internationally as programmers and satellite operators seek to maximize their limited satellite transponder capacity in order to reach geographically dispersed subscribers.

       In certain countries, like the United Kingdom, operators have been using system architectures that rely on U.S. broadband designs partly because many of these systems are being developed by affiliates of certain U.S. cable television operators and telephone companies. The Company believes that international markets present significant opportunities because cable, wireless and satellite television penetration is low in these areas.

       The Company believes that it enjoys significant competitive strengths in the international markets because of its leadership in the United States market for broadband communications equipment, its strong technology, its relationships with the U.S. cable operators who are building many of the systems in international markets and its ability to deliver complete systems due to its fully-integrated product line. The Company believes that, to date, it has supplied a majority of the addressable systems and equipment in use in international markets. To enhance its presence in the international marketplace, in 1995 GI entered into a letter of intent with India's largest information technology company to manufacture and sell broadband communication equipment. In addition, CommScope announced a joint venture to manufacture and distribute coaxial cable in Australia and the Asia-Pacific region. GI also entered into contracts in 1995 to supply cable and wireless television equipment in Saudi Arabia, China and Australia. However, there can be no assurance that the international markets will continue to expand and, because of the need to form alliances in order to operate effectively in many international markets and the larger number of competitors in international markets than in U.S. markets, among other factors, there can be no assurance as to the Company's future success to the extent international markets expand.

The Company's foreign operations are subject to the usual risks inherent in situating operations abroad, including risks with respect to currency exchange rates, economic and political destabilization, restrictive actions by foreign governments, nationalization, the laws and policies of the United States affecting trade, foreign investment and loans, and foreign tax laws. GI's cost-competitive status relative to other competitors could be adversely affected if the Mexican peso, the New Taiwan dollar or other relevant currencies appreciate relative to the United States dollar.

Power Semiconductor Division

       The Power Semiconductor Division (which represented 17%, 16% and 19% of the Company's consolidated sales in the years ended December 31, 1995, 1994 and 1993, respectively) is a world leader in the design, manufacture and sale of low-to-medium power rectifiers and transient voltage suppression components in axial, bridge and surface mount and array packages. These products are used throughout the electrical and electronics industries to condition current and voltage and to protect electrical circuits from power surges. Applications include components for circuits in consumer electronics, telecommunications, lighting ballasts, home appliances, computers and automotive and industrial products. The demand for increased electronic functions, global sourcing and higher reliability within these markets is adding to the growth of the Power Semiconductor Division worldwide business.

       New products and technologies continue to play a significant role in the Power Semiconductor Division's growth. The Division's patented PAR (Passivated Anisotrophic Rectifier) process is serving to increase the reliability of many automotive electronics applications. The Division has also developed a new line of transient voltage protection and a new line of rectifiers for automotive applications. The PowerBlock autorectifier addresses automotive applications not previously served by Power Semiconductor Division product. The PowerBlock provides necessary alternator rectification, and also provides transient voltage protection for the sensitive integrated circuits now used in automotive electronics.

       The Company believes that the competitive strengths of the Power Semiconductor Division are the quality of its products, its global sales and distribution channels and the low cost and efficiency of its operations. The Division is a leader in sales of low-to-medium power rectifiers and transient voltage suppression components in North America, Southeast Asia and Europe, with 73% of its sales for the year ended December 31, 1995 generated from customers outside of the United States.

       The Power Semiconductor Division has undertaken a significant capacity expansion in order to meet the increased demand for its products worldwide. The Power Semiconductor Division began construction of a manufacturing facility in the Peoples' Republic of China in 1995, with production scheduled to begin in the third quarter of 1996, and plans to increase manufacturing capacity in Ireland by 100% in 1996.

Technology and Licensing
       The Company believes it is in the unique position of having produced, and of currently producing, the majority of the world's analog addressable systems, while also developing the digital technology that will eventually replace these systems. As a result, GI has sought to build upon its core enabling technologies, digital compression, encryption and conditional access and control, in order to lead the transition of the market for broadband communications networks from analog to digital systems. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - New Technologies" incorporated herein by reference from the 1995 Annual Report.

       GI  began  shipment  of its  DigiCipher  II/MPEG-2  system  to  satellite television programmers in early 1996, and expects to begin delivery of DigiCipher II/MPEG-2 systems to cable television operators in the second half of 1996, although there can be no assurance that delays will not occur. To allow for broad deployment of the DigiCipher II/MPEG-2 system, a number of semiconductor manufacturers have received licenses, including Motorola, SGS-THOMPSON Microelectronics, LSI Logic, C-Cube Microsystems and Samsung Electronics. To ensure the availability of interoperable equipment to cable television operators and other digital providers, GI has licensed DigiCipher II/MPEG-2 technology to Scientific-Atlanta, Hewlett-Packard and Zenith.

       The Company has also entered into other license agreements, both as licenser and licensee, covering certain products and processes with various companies. Among those agreements, in 1993, GI granted an unaffiliated third party a license under certain GI patents regarding addressable converters pursuant to which GI will earn royalties of $1.5 million per year for five years. The Company also holds a non-exclusive worldwide license under an unaffiliated third party's patent regarding encryption and decryption of satellite television signals. This license agreement requires the payment of certain royalties which are not expected to be material to the Company's consolidated financial statements.

Research and Development
       The Company actively pursues the development of new technologies and applications. Research and development expenditures for the year ended December 31, 1995 were $147 million and are expected to be approximately $200 million for the year ending December 31, 1996, compared to $111 million and $74 million for the years ended December 31, 1994 and 1993, respectively. Research and development expenditures reflect continued development of the next generation of cable set-top terminals, which incorporate digital compression and multimedia capabilities, cable modems, telephone company access products, advanced digital systems for cable and satellite television distribution, next-generation direct broadcast satellite systems and product development through strategic alliances. Emerging research and development activities include development of broadband telephony products and interactive multimedia technologies for broadband networks.

Sales and Distribution
         The Company's Broadband Communications products and services are marketed primarily to cable television operators, cable and satellite television programmers and programming services, and telephone companies planning the development of cable networks. Demand for the Company's products and services depends primarily on capital spending by cable television operators for constructing, rebuilding or upgrading their systems. The amount of this capital spending and, therefore, a majority of GI's sales and profitability, are affected by a variety of factors, including general economic conditions, access by cable television operators to financing, regulation of cable television operators and technological developments in the broadband communications industry. Although GI believes that the constraining pressures on cable television capital spending have eased and that cable television capital spending has increased, there can be no assurance that such increases will continue or that such increased level of cable television capital spending will be maintained.

       Broadband Communications systems are sold primarily through the efforts of sales engineers or other sales personnel employed by the Company who are skilled in the technology of the particular system. The Company markets VideoCipher descrambling modules through an open distribution strategy, in which the Company and its licensees sell descrambling modules to manufacturers of integrated receiver/descramblers, distributors, dealers, consumers and others. The Company's Power Semiconductor products are marketed to a wide variety of industries in the U.S. and abroad. They are sold through distributors and sales representatives as well as directly by the division's sales personnel.

       Because a limited number of cable and satellite television operators provide services to a large percentage of television households in the U.S., the loss of some of these operators as customers could have a material adverse effect on the Company's sales. Tele-Communications, Inc., including its affiliates, accounted for 20% of GI's consolidated net sales for the year ended December 31, 1995, and was the only customer of GI which accounted for 10% or more of the Company's consolidated net sales during this period.

Patents
       The Company's policy is to protect its proprietary position by, among other methods, filing U.S. and foreign patent applications to protect technology, inventions and improvements that the Company considers important to the development of its business. Although the Company believes that its patents provide a competitive advantage, the Company relies equally on its proprietary knowledge and continuing technological innovation to develop and maintain its competitive position.

Backlog
       The backlog information set forth below includes only orders for products scheduled to be shipped within six months. Orders may be revised or canceled, either pursuant to their terms or as a result of negotiations; consequently, it is impossible to predict accurately the amount of backlog orders that will result in sales.

                                                    Backlog
                                                  (In millions)
                                        December 31,       December 31,
                                           1995               1994
                                        ------------      -------------
Broadband Communications                   $531                $578
Power Semiconductor                         248                 122
                                           ----                ----
       Total                               $779                $700
                                           ====                ====

Competition
      The Company's products and services compete with those of a substantial number of foreign and domestic companies, some with greater resources, financial or otherwise, than the Company, and the rapid technological changes occurring in the Company's markets are expected to lead to the entry of new competitors. The Company's ability to anticipate such changes and introduce enhanced products on a timely basis will be a significant factor in the Company's ability to expand and remain competitive. Existing competitors' actions and new entrants may have an adverse impact on the Company's operations. The Company believes that it enjoys a strong competitive position due to its large installed cable television equipment base, its strong relationships with the major cable television operators, its technology market leadership and new product development capabilities, and the likely need for compatibility of new technologies with currently installed systems. There can be no assurance, however, that competitors will not be able to develop systems compatible with, or that are alternatives to, the Company's proprietary technology or systems.

Employees
      At December 31, 1995, approximately 12,300 people were employed by GI. Of these employees, approximately 5,100, 4,300 and 2,100 were located at GI's U.S., Taiwan and Mexico facilities, respectively, with the balance located in Puerto Rico, Europe, Japan and China. GI believes its relations with its employees and, where they are represented by unions, its relations with their unions, are good. As of December 31, 1995, approximately 5,200 of GI's employees were covered by collective bargaining agreements. Of these employees, approximately 4,300 were located at GI's Taiwan facilities, approximately 500 were located at GI's Mexico facilities and the balance were located at GI's Westbury, New York, and certain European facilities.

Raw Materials
      Raw materials are purchased from many sources in the U.S., as well as from sources in the Far East, Canada and Europe. The Company's products include certain components that are currently available only from single sources. The Company has in effect inventory controls and other policies intended to minimize the effect of any interruption in the supply of these components. There is no single supplier, the loss of which would have a continuing material adverse effect on GI's production.

Environment
       The Company is subject to various federal, state, local and foreign laws and regulations governing the use, discharge and disposal of hazardous materials. The Company's manufacturing facilities are believed to be in substantial compliance with current laws and regulations. Compliance with current laws and regulations has not had, and is not expected to have, a material adverse effect on the Company's financial condition. The Company is also involved in remediation programs, principally with respect to former manufacturing sites, which are proceeding in conjunction with federal and state regulatory oversight. In addition, the Company is currently named as a potentially responsible party with respect to the disposal of hazardous wastes at three hazardous waste sites located in two states.

       The Company engages independent consultants to assist management in evaluating potential liabilities related to environmental matters. Management assesses the input from these independent consultants along with other information known to the Company in its effort to continually monitor these potential liabilities. Management assesses its environmental exposure on a site-by-site basis, including those sites where the Company has been named a potentially responsible party. Such assessments include the Company's share of remediation costs, information known to the Company concerning the size of the hazardous waste sites, their years of operation and the number of past users and their financial viability. Although the Company estimates, based on assessments and evaluations made by management, that its exposure with respect to these environmental matters could be as high as $54 million, the Company believes that the reserve for environmental matters of $35 million at December 31, 1995 is reasonable and adequate. However, there can be no assurance that the ultimate resolution of these matters will approximate the amount reserved. Further information regarding the Company's environmental matters appears in Note 8 to the Company's consolidated financial statements included in the 1995 Annual Report, incorporated herein by reference.

Capital Expenditures
       Capital expenditures were $159, $136 and $67 million in the years ended December 31, 1995, 1994 and 1993, respectively. Such expenditures were primarily in support of capacity expansion across all businesses to meet increased current and future demands for analog and digital products, coaxial cable and power rectifiers. In 1996, the Company expects to continue to expand its capacity to meet current and future demands, with capital expenditures for the year ending December 31, 1996 expected to approximate $250 million.

                        --------------------------------

                           FORWARD-LOOKING INFORMATION

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This Form 10-K, the Company's Annual Report to Shareholders, any Form 10-Q or any Form 8-K of the Company or any other written or oral statements made by or on behalf of the Company may include forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors include, but are not limited to, uncertainties relating to economic conditions, uncertainties relating to government and regulatory policies, uncertainties relating to customer plans and commitments, the Company's dependence on the cable television industry and cable television spending, signal security, the pricing and availability of equipment, materials and inventories, technological developments, the competitive environment in which the Company operates, changes in the financial markets relating to the Company's capital structure and cost of capital, the uncertainties inherent in international operations and foreign currency fluctuations. The words "believe," "expect," "anticipate," "project" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                        --------------------------------

Item   2.  PROPERTIES

       GI has manufacturing, warehouse, sales, research and development and administrative facilities worldwide which have an aggregate floor space of approximately 3.6 million square feet. Of these facilities, aggregate floor space of approximately 1.1 million square feet is leased, and the remainder is owned by GI. Leases expire on various dates through the year 2020. GI operates manufacturing facilities in 11 locations worldwide containing floor space of approximately 1.9 million square feet. The Power Semiconductor Division utilizes three manufacturing facilities with an aggregate floor space of approximately .4 million square feet. GI does not believe there is any material long-term excess capacity in its facilities, although utilization is subject to change based on customer demand. GI believes that its facilities and equipment generally are well maintained, in good operating condition and suitable for GI's purposes and adequate for its present operations.

Item   3.  LEGAL PROCEEDINGS

         Between October 10 and October 27, 1995, five purported class action complaints were filed in the United States District Court for the Eastern District of Pennsylvania and seven purported class action complaints were filed in the United States Court for the Northern District of Illinois. These complaints name as defendants the Company, certain officers and directors of the Company and, in some cases, Forstmann Little & Co. Plaintiffs allege that the defendants violated federal securities laws by, among other things, making misrepresentations and omitting material facts in statements to the public, thereby allegedly causing the Company's stock price to be artificially inflated. Plaintiffs seek, among other things, unspecified monetary damages and attorneys' fees and costs, on behalf of all shareholders who purchased shares during various periods generally extending from March 21, 1995 through October 18, 1995.

         On October 24, 1995, a purported derivative complaint on behalf of the Company was filed in the United States District Court for the Eastern District of Pennsylvania by Seymour Lazar against each of the Company's current directors, a former executive officer, Forstmann Little & Co., Forstmann Little & Co. Subordinated Debt and Equity Management Buyout Partnership-IV ("MBO-IV") and Instrument Partners. The conduct complained of generally related to the same matters alleged in the class actions described above and to the sale by directors Daniel F. Akerson, John Seely Brown, J. Tracy O'Rourke and Robert S. Strauss, as well as by MBO-IV, Instrument Partners and a former officer of the Company, of shares of the Company's stock while they were allegedly in possession of material non-public information. Plaintiff seeks, among other things, unspecified monetary damages and attorneys' fees and costs.

         On February 20, 1996, an order was issued by the Judicial Panel on Multidistrict Litigation transferring the class and derivative actions described above to the United States Court for the Northern District of Illinois. These actions are in an early stage, with only limited discovery having commenced.

         On February 9, 1996, a complaint was filed in the United States Court for the Northern District of California captioned BKP Partners, L.P. et al. v. General Instrument Corporation, NLC Acquisition Corp. and Next Level Communications, Inc. Plaintiffs, who are some of the former holders of preferred stock of Next Level, allege, among other things, that the defendants violated federal securities laws by making misrepresentations and omissions and breached fiduciary duties to Next Level in connection with the acquisition by the Company of Next Level Communications in September 1995. Plaintiffs seek, among other things, unspecified compensatory and punitive damages and attorneys' fees and costs. The Company has requested that this action be transferred to the United States District Court for the Northern District of Illinois because of its relationship to the other cases which have been transferred to that court.

         The defendants intend to defend the above-described actions vigorously. The ultimate disposition of these matters, in GI's opinion, will not have a material adverse effect on the financial statements of the Company.

         On April 10, 1995, prior to the Company's acquisition of Next Level on September 27, 1995, DSC Communications Corporation and DSC Technologies Corporation (collectively, "DSC") brought suit in Texas state court against Next Level, Thomas R. Eames and Peter W. Keeler (the founders of Next Level and current Next Level employees). Next Level and the individual defendants subsequently removed the case to federal court. On March 28, 1996, a jury verdict was reached in the case, entitled DSC Communications Corporation and DSC Technologies Corporation v. Next Level Communication, Thomas R. Eames and Peter
W. Keeler, Case No. 4:95cv96 in the United States District Court for the Eastern District of Texas, Sherman Division. The verdict states that Messrs. Eames and Keeler breached certain employee agreements with DSC, failed to disclose and diverted a corporate opportunity of DSC, misappropriated DSC trade secrets and conspired to take certain of the foregoing actions, and that Next Level used or benefited from the diversion of corporate opportunity and misappropriation of trade secrets. The verdict would award to DSC compensatory damages against the defendants in amounts ranging between $24 million and $120 million with respect to the respective causes of action as to which the jury found liability. Although DSC has taken the position in a press release that the aggregate amount of all compensatory damages awarded is $359 million, the Company believes that the cumulation of all the amounts awarded would be improper because it would lead to multiple recoveries for the same damages. The verdict would also award punitive damages in the amount of $10 million against Next Level and $100,000 against each of Messrs. Eames and Keeler. DSC has also indicated that it intends to apply to the court for injunctive relief. Judgment has not yet been entered in the case, and the defendants intend to file a motion to set aside the verdict. The time for defendants to appeal any judgment will not begin to run until such judgment has been entered by the court. In connection with the acquisition of Next Level, the Company entered into agreements to indemnify Messrs. Eames and Keeler for any judgment that may be awarded against them in this matter, to the extent permitted by applicable law. The nature of any judgment is not reasonably determinable at this time and there is no assurance that such amount will not have a material adverse effect on the Company's financial statements. The Company believes that the verdict is not legally sustainable and intends to seek to have the verdict set aside.

         GI is involved in various other litigation  matters,  none of which are
expected  to  have  a  material  adverse  effect  on  the  Company's   financial
statements.

Item   4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted to a vote of the Company's security holders during the three months ended December 31, 1995.


Additional Item.  EXECUTIVE OFFICERS OF THE REGISTRANT

       Set forth below are the executive officers of the Company as of March 15, 1996. In connection with the Company's initial public offering, on April 6, 1992, each executive officer of GI Delaware as of that date, was appointed to serve as an executive officer of the Company. Certain executive officers of the Company also serve as president of the various divisions and subsidiaries of GI Delaware. Officers serve at the discretion of the Board of Directors.

       Name                                 Age                   Position(s) with the Company
- -----------------------                     ---                   --------------------------------------
Richard S. Friedland                         45                   Chairman and Chief Executive Officer
Richard D. Badler                            45                   Vice President, Corporate Communications
Paul J. Berzenski                            43                   Vice President and Controller
Charles T. Dickson                           41                   Vice President and Chief Financial Officer
Thomas A. Dumit                              53                   Vice President, General Counsel and Chief Administrative Officer
Susan M. Meyer                               52                   Vice President, Secretary and Deputy General Counsel
Richard C. Smith                             51                   Vice President, Taxes and Treasurer
Clark E. Tucker                              46                   Vice President, Human Resources
Edward D. Breen                              40                   Vice President and President, Communications Division, Eastern
                                                                    Operations
Frank M. Drendel                             51                   President and Chief Executive Officer, CommScope, Inc.,
                                                                    a subsidiary of GI Delaware
Ronald A. Ostertag                           55                   Vice President and President, Power Semiconductor Division

       The principal occupations and positions for the past several years of each of the executive officers of the Company are as follows:

       Richard S. Friedland has been a director of the Company since October 1993. He became President and Chief Operating Officer of the Company in October 1993, Chief Executive Officer of the Company in August 1995 and Chairman of the Board of Directors the Company in December 1995. He was Chief Financial Officer of the Company and GI Delaware from March 1992 to January 1994 and Vice President, Finance of the Company from May 1991 to October 1993. He was Vice President-Finance and Assistant Secretary of GI Delaware from October 1990 to October 1993 and Vice President and Controller of GI Delaware from November 1988 to January 1994. He is a director of Department 56, Inc.

     Richard D. Badler became Vice President-Corporate Communications in February 1996. He was an Executive Vice President and Account Director for Golin/Harris Communications in Chicago from September 1993 to February 1996 and Director of Public Affairs for Kraft General Foods from May 1990 to September 1993. From September 1988 to May 1990, he was Director of Public Affairs for Kraft General Foods International

       Paul J. Berzenski became Controller of the Company in January 1994 and Vice President of the Company in November 1994. He was Assistant Controller of GI Delaware from January 1991 to January 1994, and a Controller in the Company's former Jerrold Communications Division from January 1988 to January 1991.

       Charles T. Dickson became Vice President and Chief Financial Officer of the Company in January 1994. He was Vice President-Finance and Administration of several divisions of MCI Communications Corporation from 1988 to 1993.

       Thomas A. Dumit became Vice President, General Counsel of GI Delaware in January 1991 and Chief Administrative Officer in December 1995. From January 1988 through 1990, Mr. Dumit was Senior Vice President and General Counsel of Whitman Corporation, a diversified company. From 1986 to 1987, he was Senior Vice President and General Counsel of Household Financial Services, a consumer finance division of Household International, Inc., and from 1984 to 1985, he was Vice President and General Counsel of American Hospital Supply Corporation.

         Susan M. Meyer became Vice President and Secretary of the Company in December 1995, and has been Deputy General Counsel of the Company since February 1991. Ms. Meyer was Assistant Secretary of GI Delaware from June 1992 to December 1995. Prior to joining the Company, she held several positions with Beatrice Companies, Inc. and G.D. Searle & Co. She also practiced law at Kirkland & Ellis in Chicago and Shearman & Sterling in New York.

       Richard C. Smith has been Vice President of GI Delaware since March 1989 and Treasurer of the Company since September 1991. Mr. Smith has been Vice President and Assistant Secretary of the Company since May 1991 and has been Treasurer of the Company since March 1992. He was Assistant Treasurer of GI Delaware from June 1986 to June 1987 and from February 1991 to September 1991. From June 1986 to November 1994, he was Director of Taxes for GI Delaware and from May 1991 to November 1994, he was Director of Taxes of the Company. From June 1987 to March 1989, he was also Director-Risk Management and Customs of GI Delaware.

         Clark E. Tucker has been Vice President-Human Resources of GI since May 1995. From August 1992 until November 1994, Mr. Tucker was Vice President-Human Resources for Witco Corporation; from April 1990 until August 1992, he served as a management consultant with Towers, Perrin, Forster & Crosby; from August 1989 until April 1990 he was Director, Personnel for Lederle Laboratories (a subsidiary of American Cyanamid Company); and from January 1987 until August 1989 he was Director, Compensation and Benefits for American Cyanamid Company.

         Edward D. Breen became President of GI's Communications Division, Eastern Operations, in February 1996 and Vice President of GI in November 1994. He was Executive Vice President, Terrestrial Systems, from October 1994 to January 1996 and Senior Vice President of Sales from June 1988 to October 1994.

       Frank M. Drendel served as a director of GI Delaware and its predecessors from 1987 to March 1992, when he was elected to serve as a director of the Company. He has served as Chairman and President of CommScope since 1986 and has served as Chief Executive Officer of CommScope since 1976. Mr. Drendel was Executive Vice President of the predecessor to the Company from September 1986 to November 1988. From February 1981 to September 1986, Mr. Drendel was Executive Vice President and, from July 1982 to September 1986, he was Vice Chairman of the Board of M/A-COM, Inc.

         Ronald A. Ostertag has been Vice President of GI Delaware since February 1989, and President, Power Semiconductor Division since September 1990. From April 1989 to September 1990, he was Senior Vice President-Operations for the former VideoCipher division, and from August 1984 to April 1989, was Vice President and General Manager of the Computer Products division of GI Delaware.

                                     PART II

         Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                  Information required by this Item is contained in Notes 7, 11 and 14 to the consolidated financial statements included in the 1995 Annual Report, incorporated herein by reference.

                  As of March 15, 1996, the approximate number of registered stockholders of record of the Company's Common Stock was 914.


         Item 6.  SELECTED FINANCIAL DATA

                  Information required by this Item is contained in the Five Year Summary included in the 1995 Annual Report, incorporated herein by reference.


         Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  Information required by this Item is contained in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 1995 Annual Report, incorporated herein by reference.


         Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  Information   required  by  this  Item  is  contained  in  the
         consolidated financial statements of the Company as of December 31, 1995 and 1994 and for each of the years ended December 31, 1995, 1994 and 1993, the notes to the consolidated financial statements, and the independent auditors' report thereon, and in the Company's unaudited quarterly financial data for the two year period ended December 31, 1995, filed as a part of Item 8.

         Subsequent Footnote Disclosure  (Unaudited)
         -------------------------------------------

         Subsequent to the issuance of the financial statements, which are incorporated by reference to the Company's 1995 Annual Report herein, the following event occurred.

                  On April 10, 1995, prior to the Company's acquisition of Next Level on September 27, 1995, DSC Communications Corporation and DSC Technologies Corporation (collectively, "DSC") brought suit in Texas state court against Next Level, Thomas R. Eames and Peter W. Keeler (the founders of Next Level and current Next Level employees). Next Level and the individual defendants subsequently removed the case to federal court. On March 28, 1996, a jury verdict was reached in the case, entitled DSC Communications Corporation and DSC Technologies Corporation v. Next Level Communication, Thomas R. Eames and Peter W. Keeler, Case No. 4:95cv96 in the United States District Court for the Eastern District of Texas, Sherman Division. The verdict states that Messrs. Eames and Keeler breached certain employee agreements with DSC, failed to disclose and diverted a corporate opportunity of DSC, misappropriated DSC trade secrets and conspired to take certain of the foregoing actions, and that Next Level used or benefited from the diversion of corporate opportunity and misappropriation of trade secrets. The verdict would award to DSC compensatory damages against the defendants in amounts ranging between $24 million and $120 million with respect to the respective causes of action as to which the jury found liability. Although DSC has taken the position in a press release that the aggregate amount of all compensatory damages awarded is $359 million, the Company believes that the cumulation of all the amounts awarded would be improper because it would lead to multiple recoveries for the same damages. The verdict would also award punitive damages in the amount of $10 million against Next Level and $100,000 against each of Messrs. Eames and Keeler. DSC has also indicated that it intends to apply to the court for injunctive relief. Judgment has not yet been entered in the case, and the defendants intend to file a motion to set aside the verdict. The time for defendants to appeal any judgment will not begin to run until such judgment has been entered by the court. In connection with the acquisition of Next Level, the Company entered into agreements to indemnify Messrs. Eames and Keeler for any judgment that may be awarded against them in this matter, to the extent permitted by applicable law. The nature of any judgment is not reasonably determinable at this time and there is no assurance that such amount will not have a material adverse effect on the Company's financial statements. The Company believes that the verdict is not legally sustainable and intends to seek to have the verdict set aside.



         Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.

                                    PART III

         Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                  Information required by this Item concerning directors of the Company is included in the Company's definitive Proxy Statement for the 1996 Annual Meeting of Stockholders, filed with the Securities and Exchange Commission (the "1996 Proxy Statement") in the section captioned "Election of Directors," and such information is incorporated herein by reference. Information required by this item concerning the executive officers of the Company is included in Part I of this Annual Report on Form 10-K under the section captioned "Additional Item. Executive Officers of the Registrant," as permitted by General
         Instruction G(3). Information required by this Item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is included in the 1996 Proxy Statement under the caption "Compliance with
         Section 16(a) of the Exchange Act," and such information is incorporated herein by reference. Theodore J. Forstmann and Nicholas C. Forstmann, both of whom are directors of the Company, are brothers.

         Item 11.   EXECUTIVE COMPENSATION

                    Information required by this Item is included in the 1996 Proxy Statement in the section captioned "Further Information Concerning the Board of Directors and Committees" under the subsections captioned "-Compensation Committee Interlocks and Insider Participation" and "-Director Compensation" and in the section captioned "Compensation of Executive Officers," and such information is incorporated herein by reference.

         Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                    MANAGEMENT

                    Information required by this Item is included in the 1996 Proxy Statement in the section captioned "Security Ownership of Certain Beneficial Owners and Management," and such information is incorporated herein by reference.

         Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                    Information required by this Item is included in the 1996 Proxy Statement in the section captioned "Other Related Party Transactions," and such information is incorporated herein by reference.

                                     PART IV

         Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                    8-K


          (a)  1. Financial Statements

                    Consolidated Balance Sheets at December 31, 1995 and 1994

                    For the years ended December 31, 1995, 1994 and 1993:

                       Consolidated Statements of Income
                       Consolidated Statements of Stockholders' Equity Consolidated Statements of Cash Flows
                       Notes to Consolidated Financial Statements

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

           (b)      Reports on Form 8-K

                    None.

         INDEPENDENT AUDITORS' REPORT

         To the Board of Directors and Stockholders of General Instrument Corporation:

         We have audited the consolidated financial statements of General Instrument Corporation (the "Company") as of December 31, 1995 and 1994, and for each of the three years in the period ended December 31, 1995, and have issued our report thereon dated February 2, 1996; such consolidated financial statements and report are included in your 1995 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedules of General Instrument Corporation, listed in Item 14(a) 2. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.




         /s/Deloitte & Touche LLP
         -------------------------
         DELOITTE & TOUCHE LLP


         Chicago, Illinois
         February 2, 1996


                         GENERAL INSTRUMENT CORPORATION
                              (PARENT COMPANY ONLY)
                  SCHEDULE I - CONDENSED FINANCIAL INFORMATION
                                 BALANCE SHEETS
                        (In thousands except share data)


                                                                                                                December 31,
                                                                                                     ------------------------------
ASSETS                                                                                                     1995               1994
                                                                                                     -----------        ------------


Investment in subsidiaries ...................................................................       $   877,638        $   656,876
Note receivable from subsidiary ..............................................................           500,000            500,000
Receivable from subsidiary ...................................................................            25,872             10,331
Deferred financing fees, less accumulated amortization of $5,081
    and $3,067, respectively .................................................................             8,999             11,013
                                                                                                     -----------        -----------

Total assets .................................................................................       $ 1,412,509        $ 1,178,220
                                                                                                     ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accrued interest payable ...................................................................       $     1,030        $     1,042
  Accrued liabilities ........................................................................             1,751               --
                                                                                                     -----------        -----------
Total current liabilities ....................................................................             2,781              1,042
                                                                                                     -----------        -----------
Convertible Junior Subordinated Notes ........................................................           494,385            500,000
                                                                                                     -----------        -----------
Commitments and contingencies
Stockholders' Equity:
   Preferred stock, $.01 par value; 20,000,000 shares authorized; no shares
     issued ..................................................................................              --                 --
   Common Stock, $.01 par value; 400,000,000 shares authorized; 126,034,911
     and 122,231,348 shares issued at December 31, 1995 and 1994, respectively ...............             1,260              1,222
   Additional paid-in capital ................................................................           666,190            543,728
   Retained earnings .........................................................................           256,416            132,634
                                                                                                     -----------        -----------
                                                                                                         923,866            677,584
   Less - Treasury stock, at cost, 229,011 and 11,259 shares of Common Stock at
          December 31, 1995 and 1994, respectively ...........................................            (7,246)               (17)
        - Unearned compensation ..............................................................            (1,277)              (389)
                                                                                                     -----------        -----------
       Total stockholders' equity ............................................................           915,343            677,178
                                                                                                     -----------        -----------

Total liabilities and stockholders' equity ...................................................       $ 1,412,509        $ 1,178,220
                                                                                                     ===========        ===========




- --------------------------------------------------------------------------------
Note: Investment in subsidiaries is accounted for under the equity method of accounting.

See notes to  consolidated  financial  statements  included  in the 1995  Annual
Report, incorporated herein by reference.


                                                   GENERAL INSTRUMENT CORPORATION
                                                       (PARENT COMPANY ONLY)
                                            SCHEDULE I - CONDENSED FINANCIAL INFORMATION
                                                        STATEMENTS OF INCOME
                                                           (In thousands)




                                                                                        Year Ended December 31,
                                                                            1995                     1994                     1993
                                                                        ---------                ---------                ---------

Interest Income .........................................               $  47,500                $  47,500                $  52,224
Interest Expense ........................................                 (26,868)                 (27,011)                 (41,474)
                                                                        ---------                ---------                ---------
   Interest Income - net ................................                  20,632                   20,489                   10,750
Income Taxes ............................................                  (7,221)                  (7,171)                  (3,763)
                                                                        ---------                ---------                ---------
Net Income - Parent Company .............................                  13,411                   13,318                    6,987
Net Income of Subsidiaries ..............................                 110,371                  233,217                   83,596
                                                                        ---------                ---------                ---------
Net Income ..............................................               $ 123,782                $ 246,535                $  90,583
                                                                        =========                =========                =========





















Note 1: The parent company files a consolidated income tax return with its subsidiaries. The consolidated income tax provisions were $38,566, $9,714 and $23,526 for the years ended December 31, 1995,
             1994 and 1993, respectively.

Note 2: Statements of cash flows are not required since the parent company did not have any cash flows from operations. Interest income - net for the years ended December 31, 1995, 1994 and 1993 relates to intercompany transactions.

See notes to consolidated financial statements included in the 1995 Annual Report, incorporated herein by reference.

                         GENERAL INSTRUMENT CORPORATION
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)


                                                          Balance at                                                      Balance at
                                                           beginning                                                          end
                                                           of period      Additions      Deductions (1)       Other       of period
                                                          ----------     -----------     --------------     --------     -----------
Allowance For Doubtful Accounts:

Year ended December 31, 1995 .......................         $ 7,582         $ 7,946        ($1,207)              -          $14,321
                                                             =======         =======        =======         ========         =======

Year ended December 31, 1994 .......................         $ 7,012         $ 1,967        ($1,397)              -          $ 7,582
                                                             =======         =======        =======         ========         =======

Year ended December 31, 1993 .......................         $ 8,246         $ 2,262        ($3,496)              -          $ 7,012
                                                             =======         =======        =======         ========         =======

(1)    Accounts receivable written off - net of recoveries

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              General Instrument Corporation
                              By: /s/Richard S. Friedland
                                 --------------------------
                              Richard S. Friedland
Date:  April 1, 1996         Chairman of the Board and Chief Executive Officer
      ---------------


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                  Title                                        Date
- ---------                  -----                                        ----

/s/Richard S. Friedland    Chairman and Chief Executive Officer         April 1, 1996
- ------------------------   and Director (Principal Executive Officer)
Richard S. Friedland

/s/Charles T. Dickson      Vice President and Chief Financial Officer   April 1, 1996
- ------------------------   (Principal Financial Officer)
Charles T. Dickson

/s/Paul J. Berzenski       Vice President and Controller                April 1, 1996
- ------------------------   (Principal Accounting Officer)
Paul J. Berzenski

/s/Daniel F. Akerson       Director                                     April 1, 1996
- ------------------------
Daniel F. Akerson

/s/John Seely Brown        Director                                     April 1, 1996
- ------------------------
John Seely Brown

/s/Frank M. Drendel        Director                                     April 1, 1996
- ------------------------
Frank M. Drendel

/s/Lynn Forester           Director                                     April 1, 1996
- ------------------------
Lynn Forester

/s/Nicholas C. Forstmann   Director                                     April 1, 1996
- ------------------------
Nicholas C. Forstmann

/s/Theodore J. Forstmann   Director                                     April 1, 1996
- ------------------------
Theodore J. Forstmann

/s/Steven B. Klinsky       Director                                     April 1, 1996
- ------------------------
Steven B. Klinsky

/s/Morton H. Meyerson      Director                                     April 1, 1996
- ------------------------
Morton H. Meyerson

/s/J. Tracy O'Rourke       Director                                     April 1, 1996
- ------------------------
J. Tracy O'Rourke

/s/Felix G. Rohatyn        Director                                     April 1, 1996
- ------------------------
Felix G. Rohatyn

/s/Paul G. Stern           Director                                     April 1, 1996
- ------------------------
Paul G. Stern

/s/Robert S. Strauss       Director                                     April 1, 1996
- ------------------------
Robert S. Strauss


         INDEPENDENT AUDITORS' CONSENT

         We consent to the incorporation by reference in Registration Statement No.(s) 33-60498, 33-61820, 33-50911, 33-52189, 33-54923, 33-55595 and
         33-57737 of General Instrument Corporation on Form(s) S-8 of our reports dated February 2, 1996 appearing in and incorporated by reference in this Annual Report on Form 10-K of General Instrument Corporation for the year ended December 31, 1995.




         /s/Deloitte & Touche LLP
         -------------------------
         DELOITTE & TOUCHE LLP


         Chicago, Illinois
         April 1, 1996

                         GENERAL INSTRUMENT CORPORATION
                                INDEX TO EXHIBITS
                                  (ITEM 14(c))


Exhibit                                              Description

2.1      -     Agreement and Plan of Merger, dated as of July 1, 1990, among
               FLGI Acquisition Corp. and General Instrument Corporation.*

3.1      -     Amended and Restated Certificate of Incorporation of the Company.

3.2      -     Amended and Restated By-Laws of the Company.*****

4.1      -     Specimen Form of Company's Common Stock Certificate. ***

4.2      -     Indenture, dated as of June 15, 1993, between General Instrument
               Corporation and Continental Bank.****

10.1     -     Second Amended and Restated Credit  Agreement,  dated as of June
               30, 1994, among General Instrument Corporation, the banks and other financial institutions from time to time parties thereto, Chemical Bank, as Administrative Agent for the Banks, and
               Chemical  Bank,  Continental  Bank N.A.,  Deutsche  Bank AG, The
               Nippon Credit Bank, Ltd., The Bank of  Nova Scotia, The  Toronto-
               Dominion  Bank,  National  Westminster Bank PLC, and the Bank of
               Tokyo Trust Company, as Co-agents. *****

10.2     -     Amended and Restated Guarantee, dated as of July 7, 1994, by the
               Company in favor of Chemical Bank. *****

10.3     -     Amended and Restated Guarantee,  dated  as  of July 7, 1994  by
               Cable/Home Communication Corporation and CommScope, Inc. in favor of Chemical Bank. *****

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
               directors and executive officers. *****

10.11    -     Registration Rights Agreement between the Company, GI
               Corporation, MBO-IV and Instrument Partners.*

10.12    -     Form of Amendment to Outside  Director Stock Option Agreement
               (including form of Outside Director Stockholder's Agreement) between the Company and each of James M. Denny, J.Tracy O'Rourke,
               Derald H. Ruttenberg and William C. Lowe.*+

10.13    -     The General Instrument Corporation 1993 Long-Term Incentive Plan
               (including form of Stock Option Agreement).****+

10.14    -     General Instrument Corporation Annual Incentive Plan*****+

10.15    -     Amendment, dated May 20, 1993, to the Employment Agreement referred to in 10.14.****+

10.16    -     GI Deferred Compensation Plan. *****+

11.      -     Computation of Earnings Per Share.

13.      -     Annual Report to Stockholders for fiscal year ended December
               31, 1995. (The Annual Report, except for those portions thereof which are expressly incorporated by reference in this Annual Report on Form 10-K, is being furnished for the information of the Commission and is not to be deemed "filed" as part of the Form 10-K.)

21.      -     Subsidiaries of the Company.

23.      -     Consent of Deloitte & Touche LLP (included on page 22).

27.      -     Financial  Data Schedule  (Filing only for the Electronic  Data
               Gathering, Analysis and Retrieval system of the U.S. Securities and Exchange Commission.)

99       -     Forward-looking information.


All other Exhibits are not applicable.


*      Incorporated by reference from Registration Statement No. 33-46854.
**     Incorporated by reference from Registration Statement No. 33-63152.
***    Incorporated by reference from Registration Statement No. 33-50215.
****   Incorporated by reference from Annual Report on Form 10-K for the fiscal year ended December 31, 1993.
*****  Incorporated by reference from Annual Report on Form 10-K for the fiscal year ended December 31, 1994.
+      Management contract or compensatory plan