Form 10-Q
period 1996-03-31
GENERAL INSTRUMENT CORP /DE/
filed 1996-05-15
CIK 40656

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996
                                                 ---------------
                                       OR

[    ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
            EXCHANGE  ACT OF 1934

                  For the transition period from_______to______

                          Commission file number 1-5442
                                                --------
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

               8770 West Bryn Mawr Avenue, Chicago, Illinois 60631
               ---------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (312) 695-1000
                          -----------------------------
              (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  x     No
   -----     ----

    As of April 30, 1996 there were 126,131,665 shares of Common Stock outstanding.


                                     PART I
                              FINANCIAL INFORMATION

                         GENERAL INSTRUMENT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)


                                     ASSETS

                                                                                                  (Unaudited)
                                                                                                    March 31,           December 31,
                                                                                                       1996                 1995
                                                                                                   ----------           ------------

CURRENT ASSETS:
Cash and cash equivalents ............................................................             $   14,149             $   36,382
Accounts receivable, less allowance for doubtful accounts
     of $14,625 and $14,321, respectively ............................................                381,871                367,672
Inventories ..........................................................................                343,681                281,398
Prepaid expenses and other current assets ............................................                 22,118                 26,992
Deferred income taxes, net of valuation allowance ....................................                101,600                111,750
                                                                                                   ----------             ----------

     Total current assets ............................................................                863,419                824,194

Property, plant and equipment - net ..................................................                466,537                437,194
Intangibles, less accumulated amortization of $98,412
     and $94,654, respectively .......................................................                142,888                146,646
Excess of cost over fair value of net assets acquired, less
   accumulated amortization of $141,731 and $135,654,
   respectively ......................................................................                828,487                842,954
Investments and other assets .........................................................                 30,041                 27,576
Deferred income taxes, net of valuation allowance ....................................                 16,814                  8,885
Deferred financing costs, less accumulated amortization
   of $29,195 and $28,045, respectively ..............................................                 12,159                 13,309
                                                                                                   ----------             ----------
TOTAL ASSETS .........................................................................             $2,360,345             $2,300,758
                                                                                                   ==========             ==========



See notes to consolidated financial statements.



                         GENERAL INSTRUMENT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                               (Unaudited)
                                                                                                 March 31,              December 31,
                                                                                                   1996                     1995
                                                                                               -----------              ------------
CURRENT LIABILITIES:
Accounts payable .................................................................             $   223,325              $   215,761
Accrued interest payable .........................................................                   9,636                    3,571
Income taxes payable .............................................................                  24,254                   33,904
Accrued liabilities ..............................................................                 189,538                  204,874
Current portion of long-term debt ................................................                   4,310                    4,310
                                                                                               -----------              -----------

     Total current liabilities ...................................................                 451,063                  462,420
                                                                                               -----------              -----------

Deferred income taxes ............................................................                  27,402                   22,221
                                                                                               -----------              -----------
Long-term debt ...................................................................                 770,569                  738,569
                                                                                               -----------              -----------
Other non-current liabilities ....................................................                 164,096                  162,205
                                                                                               -----------              -----------
Commitments and contingencies

Stockholders' equity:
Preferred Stock, $.01 par value; 20,000,000 shares
     authorized; no shares issued ................................................                    --                       --
Common Stock, $.01 par value; 400,000,000 shares
    authorized; 126,057,455 and 126,034,911 issued at
    March 31, 1996 and December 31, 1995, respectively ...........................                   1,261                    1,260
Additional paid-in capital .......................................................                 666,664                  666,190
Retained earnings ................................................................                 287,580                  256,416
                                                                                               -----------              -----------
                                                                                                   955,505                  923,866

Less - Treasury stock, at cost, 229,011 shares ...................................                  (7,246)                  (7,246)
       Unearned compensation .....................................................                  (1,044)                  (1,277)
                                                                                               -----------              -----------

     Total stockholders' equity ..................................................                 947,215                  915,343
                                                                                               -----------              -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .......................................             $ 2,360,345              $ 2,300,758
                                                                                               ===========              ===========



See notes to consolidated financial statements.




                         GENERAL INSTRUMENT CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, Except Earnings Per Share)


                                                                                                         Three Months Ended
                                                                                                               March 31,
                                                                                                             (Unaudited)
                                                                                                 -----------------------------------
                                                                                                    1996                     1995
                                                                                                 ---------                ----------


NET SALES ........................................................................               $ 615,762                $ 608,717
                                                                                                 ---------                ---------

OPERATING COSTS AND EXPENSES:
    Cost of sales ................................................................                 441,738                  417,885
    Selling, general and administrative ..........................................                  57,323                   64,032
    Research and development .....................................................                  48,699                   33,659
    Amortization of excess of cost over fair value
       of net assets acquired ....................................................                   6,077                    6,176
                                                                                                 ---------                ---------
         Total operating costs and expenses ......................................                 553,837                  521,752
                                                                                                 ---------                ---------

OPERATING INCOME .................................................................                  61,925                   86,965
Other expense, net ...............................................................                    (116)                     (74)
Interest expense, net ............................................................                 (11,544)                 (13,028)
                                                                                                 ---------                ---------

INCOME BEFORE INCOME TAXES .......................................................                  50,265                   73,863
Provision for income taxes .......................................................                 (19,101)                 (16,807)
                                                                                                 ---------                ---------

NET INCOME .......................................................................               $  31,164                $  57,056
                                                                                                 =========                =========

Weighted Average Shares Outstanding ..............................................                 126,405                  123,282

Primary earnings per share .......................................................               $    0.25                $    0.46
                                                                                                 =========                =========

Fully diluted earnings per share .................................................               $    0.24                $    0.42
                                                                                                 =========                =========



See notes to consolidated financial statements.



                         GENERAL INSTRUMENT CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                           (Unaudited - In Thousands)



                                                                                                                            Total
                                                   Common Stock      Additional                 Common     Unearned         Stock-
                                              --------------------     Paid-In    Retained     Stock in    Compens-        holders'
                                                Shares      Amount     Capital    Earnings     Treasury      ation          Equity
                                              --------    --------    --------    --------    ---------    ---------    ------------

BALANCE, DECEMBER 31, 1995 ...............     126,035    $  1,260    $666,190    $256,416    $ (7,246)    $ (1,277)    $    915,343
Net income for the three months
  ended March 31, 1996 ...................                                          31,164                                    31,164
Exercise of stock options ................          22           1         389                                                   390
Tax benefit from exercise of
  stock options ..........................                                  85                                                    85
Amortization of unearned
   compensation ..........................                                                                      233              233

                                              --------    --------    --------    --------    --------     --------     ------------
BALANCE, MARCH 31, 1996 ..................     126,057    $  1,261    $666,664    $287,580    $ (7,246)    $ (1,044)    $    947,215
                                              ========    ========    ========    ========    ========     ========     ============


See notes to consolidated financial statements.


                         GENERAL INSTRUMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited - In Thousands)


                                                                                                            Three Months Ended
                                                                                                                  March 31,
                                                                                                      ------------------------------
                                                                                                        1996                  1995
                                                                                                      --------             ---------
OPERATING ACTIVITIES:
 Net income ..............................................................................            $ 31,164             $ 57,056
 Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation and amortization ........................................................              29,634               26,010
    Changes in assets and liabilities:
         Accounts receivable .............................................................             (21,379)             (44,194)
         Inventories .....................................................................             (65,921)              (6,102)
         Prepaid expenses and other current assets .......................................                (476)              (1,101)
         Other non-current assets ........................................................              (2,465)                (507)
         Deferred income taxes ...........................................................              15,793               (4,301)
         Accounts payable, income taxes payable and other
           accrued liabilities ...........................................................                 407               42,603
         Other non-current liabilities ...................................................               1,891                    7
    Other ................................................................................                 675                  237
                                                                                                      --------             --------
Net cash (used in)/provided by operating activities ......................................             (10,677)              69,708
                                                                                                      --------             --------

INVESTMENT ACTIVITIES:
    Proceeds from sale of assets .........................................................               4,368                 --
    Additions to fixed assets - net ......................................................             (48,314)             (26,864)
    Investments in other assets ..........................................................                --                 (6,506)
                                                                                                      --------             --------
Net cash used in investment activities ...................................................             (43,946)             (33,370)
                                                                                                      --------             --------

FINANCING ACTIVITIES:
    Costs associated with the sale of Common Stock .......................................                --                   (358)
    Proceeds from the issuance of Flexible Term Notes ....................................                --                 10,800
    Net proceeds from/(repayments of) revolving credit facilities ........................              32,000              (46,000)
    Proceeds from stock options ..........................................................                 390                3,117
                                                                                                      --------             --------
Net cash provided by/(used in) financing activities ......................................              32,390              (32,441)
                                                                                                      --------             --------
(Decrease)/increase in cash and cash equivalents .........................................             (22,233)               3,897
Cash and cash equivalents, beginning of period ...........................................              36,382                5,128
                                                                                                      --------             --------
Cash and cash equivalents, end of period .................................................            $ 14,149             $  9,025
                                                                                                      ========             ========

See notes to consolidated financial statements.


                         GENERAL INSTRUMENT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                     (In Thousands, Unless Otherwise Noted)

1.  BASIS OF PRESENTATION

The consolidated balance sheet as of March 31, 1996, the consolidated statements of income for the three months ended March 31, 1996 and 1995, the consolidated statements of cash flows for the three months ended March 31, 1996 and 1995 and the consolidated statement of stockholders' equity for the three months ended March 31, 1996 of General Instrument Corporation (the "Company" or "GI") are unaudited and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the interim period financial statements. There were no adjustments of a non-recurring nature recorded during the three months ended March 31, 1996 and 1995, except for an adjustment in March 1995 to reflect the settlement of certain tax matters (See
Note 4). These consolidated financial statements should be read in conjunction with the Company's December 31, 1995 consolidated financial statements.

Certain reclassifications have been made to the comparative prior period financial statements to conform to the current period presentation.

2.  INVENTORIES

 Inventories consist of:

                                March 31, 1996             December 31, 1995
                                --------------             -----------------

     Raw Materials                    $194,044                      $142,573

     Work in Process                    35,717                        38,565

     Finished Goods                    113,920                       100,260
                                      --------                      --------

     Inventories                      $343,681                      $281,398
                                      ========                      ========

3. LONG-TERM DEBT

Long-term debt consists of:
                                March 31, 1996             December 31, 1995
                                --------------             -----------------
Senior indebtedness:

     Revolving credit facilities      $215,000                      $183,000

     Taiwan Loan                        54,694                        54,694

     Flexible Term Notes                10,800                        10,800

Convertible Junior
     Subordinated Notes                494,385                       494,385
                                      --------                      --------

     Total                             774,879                       742,879

     Less current maturities             4,310                         4,310
                                      --------                      --------

Long-Term debt                        $770,569                      $738,569
                                      ========                      ========

4. INCOME TAXES

The provision for income taxes for the three months ended March 31, 1996 and 1995 is based on the Company's expected annual effective rate. The provision for the three months ended March 31, 1995 was reduced by a $12 million credit for the settlement of certain tax matters.

5. LITIGATION

On April 10, 1995, prior to the Company's acquisition of Next Level on September 27, 1995, DSC Communications Corporation and DSC Technologies Corporation (collectively, "DSC") brought suit in Texas state court against Next Level, Thomas R. Eames and Peter W. Keeler (the founders of Next Level and current Next Level employees). Next Level and the individual defendants subsequently removed the case to federal court. On March 28, 1996, a jury verdict was reached in the case, entitled DSC Communications Corporation and DSC Technologies Corporation v. Next Level Communications, Thomas R. Eames and Peter
W. Keeler, Case No. 4:95cv96 in the United States District Court for the Eastern District of Texas, Sherman Division. The verdict states that Messrs. Eames and Keeler breached certain employee agreements with DSC, failed to disclose and diverted a corporate opportunity of DSC, misappropriated DSC trade secrets and conspired to take certain of the foregoing actions, and that Next Level used or benefited from the diversion of corporate opportunity and misappropriation of trade secrets. The verdict would award to DSC compensatory damages against the defendants in amounts ranging between $24 and $120 million with respect to the respective causes of action as to which the jury found liability. Although DSC has taken the position that the aggregate amount of all compensatory damages awarded is $359 million, the Company believes that the cumulation of all the amounts awarded would be improper because it would lead to multiple recoveries for the same damages. The verdict would also award punitive damages in the amount of $10 million against Next Level and $100 thousand against each of Messrs. Eames and Keeler. DSC also has applied to the court for injunctive relief, to which the Company believes DSC is not entitled. The Company believes that the verdict is not legally sustainable, and the defendants have filed a motion to set aside the verdict. Judgment has not yet been entered in the case. The time for defendants to appeal any judgment will not begin to run until such judgment has been entered by the court. In connection with the acquisition of Next Level, the Company entered into agreements to indemnify Messrs. Eames and Keeler for any judgment that may be awarded against them in this matter, to the extent permitted by applicable law. The nature of any judgment is not reasonably determinable at this time and there is no assurance that such amount will not have a material adverse effect on the Company's financial statements.

                         GENERAL INSTRUMENT CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              (DOLLARS IN MILLIONS)

NET SALES
- ---------
Net sales for the three months ended March 31, 1996 ("First Quarter 1996") were $616 compared to $609 for the three month period ended March 31, 1995 ("First Quarter 1995"), an increase of $7, or 1%. This increase relates primarily to higher sales in the Power Semiconductor segment.

Broadband Communications sales were $518 in First Quarter 1996 compared to $519 in First Quarter 1995. Worldwide terrestrial broadband sales of $373 in First Quarter 1996 increased 14% from First Quarter 1995 primarily as a result of increased sales volume of GI's next-generation products, including GI's latest generation CFT 2200 advanced analog set top terminals and cableoptic systems, and CommScope cables. These sales reflect the continued commitment of domestic cable television operators to deployment of state of the art addressable systems and enhanced services, commitments which the Company believes were enhanced by enactment of federal telecommunications reform during the quarter, and also reflect the continued deployment of new cable television systems in international markets. International terrestrial broadband sales increased 12% in First Quarter 1996 over First Quarter 1995 and represented 31% of worldwide terrestrial broadband sales in First Quarter 1996. Worldwide satellite broadband sales decreased $46 to $145 in First Quarter 1996 due to lower sales volumes, as expected, of VideoCipher analog satellite receiver consumer modules.

Power Semiconductor sales increased 9% to $98 in First Quarter 1996 over First Quarter 1995, primarily as a result of a shift in product mix to higher priced products and increased selling prices. International Power Semiconductor sales increased 6% in First Quarter 1996 over First Quarter 1995 and represented 71% of worldwide Power Semiconductor sales in First Quarter 1996.


GROSS PROFIT (NET SALES LESS COST OF SALES)
- -------------------------------------------
Gross profit decreased $17, or 9%, to $174 in First Quarter 1996 from $191 in First Quarter 1995. Gross profit was 28.3% of sales in First Quarter 1996 compared to 31.3% of sales in First Quarter 1995.

The decreased gross profit and gross profit margin resulted from a shift in product mix from higher margin VideoCipher RS(TM) analog satellite receiver consumer modules to CFT 2200 advanced analog and DigiCipher(TM) digital television system products, new products which initially carry lower margins. Next-generation product margins, including GI's cableoptic systems and digital products, in First Quarter 1996 increased compared to First Quarter 1995 as a result of cost-reduction programs. Next-generation system sales in First Quarter 1996 increased 28% over First Quarter 1995, but related gross profit increased 68%.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
- --------------------------------------------
Selling, general and administrative ("SG&A") expenses decreased $7 to $57 in First Quarter 1996 from $64 in First Quarter 1995, and decreased as a percentage of sales to 9.3% in First Quarter 1996 from 10.5% in First Quarter 1995.

SG&A expense in First Quarter 1995 included expenses of $8 related to the start-up of a national advertising campaign to support sales of C-Band satellite systems and a $5 provision related to the potential uncollectibility of certain receivables. SG&A spending in First Quarter 1996 was targeted for new growth opportunities, including the marketing of Next Level Communications' broadband access systems to telephone companies for interactive digital video, voice and data services, and increased sales force, field support and marketing activities to take advantage of increased growth opportunities in international cable and satellite television and worldwide telecommunications markets.

RESEARCH AND DEVELOPMENT
- ------------------------
Research and development ("R&D") expense was $49 in First Quarter 1996 compared to $34 in First Quarter 1995 and was 7.9% of sales in First Quarter 1996 compared to 5.5% in First Quarter 1995. The increased level of spending reflects continued development of next-generation product opportunities, including cable modems, telephone company access products through Next Level Communications and interactive multimedia technologies for broadband networks; the further development of enhanced addressable analog terminals and advanced digital systems for cable and satellite television distribution; and product development and international expansion through strategic alliances.


NET INTEREST EXPENSE
- --------------------
Net interest expense was $12 in First Quarter 1996 compared to $13 in First Quarter 1995. This decrease resulted from lower weighted average borrowings and lower interest rates in First Quarter 1996 compared to First Quarter 1995.


INCOME TAXES
- ------------
Income taxes increased to $19 in First Quarter 1996 from $17 in First Quarter 1995 and the effective tax rate increased to 38% in First Quarter 1996 from 23% in First Quarter 1995. The lower effective tax rate in First Quarter 1995 resulted from a $12 million credit to income related to the settlement of certain tax matters.


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------
At March 31, 1996, working capital was $412 compared to $362 at December 31, 1995. The working capital increase of $50 was due principally to inventory build-up to support business growth and the introduction of new products. Based on current levels of order input and backlog, as well as significant sales agreements not yet reflected in order and backlog levels, the Company believes that operational working capital levels are appropriate to support future operations. There can be no assurance, however, that future industry specific developments or general economic trends will not alter the Company's working capital requirements. At March 31, 1996, the Company had borrowings of $215 under its revolving credit facilities and available credit of $235 under these facilities.

During First Quarter 1996, the Company invested $48 in equipment and facilities. These capital expenditures were used to expand capacity to meet increased current and anticipated future demands for analog and digital products, coaxial cable and rectifiers. Capital expenditures for the year ending December 31, 1996 are expected to approximate $200.

The Company's research and development expenditures (principally focused on the Broadband Communications business) were $49 and $34 in First Quarter 1996 and First Quarter 1995, respectively, and are expected to approximate $200 for the year ending December 31, 1996.

At March 31, 1996, the Company had $14 of cash and cash equivalents on hand compared to $36 at December 31, 1995. At March 31, 1996, long-term debt, including current maturities, was $775 compared to $743 at December 31, 1995.

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

                                     PART II

                                OTHER INFORMATION

Item 1.   Legal Proceedings
          -----------------

        Between October 10 and October 27, 1995, five purported class action complaints were filed in the United States District Court for the Eastern District of Pennsylvania and seven purported class action complaints were filed in the United States District Court for the Northern District of Illinois. These complaints name as defendants the Company, certain officers and directors of the Company and, in some cases, Forstmann Little & Co. Plaintiffs allege that the defendants violated federal securities laws by, among other things, making misrepresentations and omitting material facts in statements to the public, thereby allegedly causing the Company's stock price to be artificially inflated. Plaintiffs seek, among other things, unspecified monetary damages and attorneys' fees and costs, on behalf of all shareholders who purchased shares during various periods generally extending from March 21, 1995 through October 18, 1995.

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

        On February 20, 1996, an order was issued by the Judicial Panel on Multidistrict Litigation transferring the class and derivative actions described above to the United States District Court for the Northern District of Illinois. These actions are in an early stage, with only limited discovery having commenced.

        On February 9, 1996, a complaint was filed in the United States District Court for the Northern District of California captioned BKP Partners, L.P. et al. v. General Instrument Corporation, NLC Acquisition Corp. and Next Level Communications, Inc. Plaintiffs, who are some of the former holders of preferred stock of Next Level, allege, among other things, that the defendants violated federal securities laws by making misrepresentations and omissions and breached fiduciary duties to Next Level in connection with the acquisition by the Company of Next Level Communications in September 1995. Plaintiffs seek, among other things, unspecified compensatory and punitive damages and attorneys' fees and costs. The Company has requested that this action be transferred to the United States District Court for the Northern District of Illinois because of its relationship to the other cases which have been transferred to that court. That transfer motion is set for argument before the Judicial Panel on Mutidistrict Litigation on May 31, 1996.

Item 6.   Exhibits and Reports on Form 8-K

        (a)  Exhibits

             Exhibit 11 - Computation of Earnings Per Share

             Exhibit 99 - Forward-Looking Information

        (b)  Report on Form 8-K

        The Company filed a report on Form 8-K dated January 29, 1996 reporting that PRIMESTAR Partners, a leading provider of direct-to-home satellite television programming, deferred its transition to the Company's MPEG-2 digital transmission network system, and instead, will expand its use of the Company's DigiCipher I technology and expects to purchase more than 1 million additional DigiCipher I digital consumer satellite receivers from GI in 1996.

                                   SIGNATURE
                                   ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 GENERAL INSTRUMENT CORPORATION

May 15, 1996                                     /s/Paul J. Berzenski
- ------------                                     ------------------------------
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