Form 10-K/A
period 1995-12-31
GENERAL INSTRUMENT CORP /DE/
filed 1996-06-28
CIK 40656

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                       AMENDMENT TO APPLICATION OR REPORT
                  Filed Pursuant to Section 12, 15, or 15(d) of
                       THE SECURITIES EXCHANGE ACT OF 1934


                         General Instrument Corporation
                         ------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                           13-3575653
      ------------------------------                         ------------------
     (State or other jurisdiction of                         (I.R.S. Employer
       incorporation or organization)                        Identification No.)

               8770 West Bryn Mawr Avenue Chicago, Illinois 60631
               --------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (312) 695-1000
                                 --------------
              (Registrant's telephone number, including area code)


                                 AMENDMENT NO. 1
                                  TO FORM 10-K


The  undersigned   registrant  hereby  amends  the  following  items,  financial statements, exhibits or other portions of its Annual Report on Form 10-K for the Year Ended December 31, 1995, as set forth in the pages attached hereto.

Exhibit 99(a) Form 11-K, Annual Report of the General Instrument Corporation Savings Plan
Exhibit 99(b)     Form 11-K, Annual  Report  of  the General  Instrument (Puerto
                  Rico), Inc. Savings Plan

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on behalf of the undersigned, thereunto duly authorized.


                                            GENERAL INSTRUMENT CORPORATION

                                                   By: /s/Paul J. Berzenski
                                                   -----------------------------
                                                   Paul J. Berzenski
                                                   Vice President and Controller


DATE:  June 28, 1996