Form 10-Q
period 1996-06-30
GENERAL INSTRUMENT CORP /DE/
filed 1996-08-14
CIK 40656

1



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996
                                                 -------------
                                       OR

[    ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

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

Yes  x     No
    ----       ----
    As of July 31, 1996, there were 137,117,667 shares of Common Stock outstanding.

                                   PART I
                              FINANCIAL INFORMATION

                         GENERAL INSTRUMENT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)


                                     ASSETS

                                                                                                   (Unaudited)
                                                                                                     June 30,           December 31,
                                                                                                      1996                   1995
                                                                                                   ----------             ----------


Current Assets:
Cash and cash equivalents ............................................................             $   32,875             $   36,382
Accounts receivable, less allowance for doubtful accounts
     of $15,084 and $14,321, respectively ............................................                423,536                367,672
Inventories ..........................................................................                393,491                281,398
Prepaid expenses and other current assets ............................................                 26,644                 26,992
Deferred income taxes, net of valuation allowance ....................................                106,603                111,750
                                                                                                   ----------             ----------

     Total current assets ............................................................                983,149                824,194

Property, plant and equipment - net ..................................................                513,393                437,194
Intangibles, less accumulated amortization of $102,164
     and $94,654, respectively .......................................................                139,136                146,646
Excess of cost over fair value of net assets acquired, less
   accumulated amortization of $147,754 and $135,654,
   respectively ......................................................................                841,601                842,954
Investments and other assets .........................................................                 33,121                 27,576
Deferred income taxes, net of valuation allowance ....................................                 65,992                  8,885
Deferred financing costs, less accumulated amortization
   of $27,023 and $28,045, respectively ..............................................                  6,768                 13,309
                                                                                                   ----------             ----------
Total Assets .........................................................................             $2,583,160             $2,300,758
                                                                                                   ==========             ==========



See notes to consolidated financial statements.

                         GENERAL INSTRUMENT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                                (Unaudited)
                                                                                                  June 30,             December 31,
                                                                                                    1996                    1995
                                                                                               -----------              -----------

Current Liabilities:
Accounts payable .................................................................             $   268,681              $   215,761
Accrued interest payable .........................................................                   4,360                    3,571
Income taxes payable .............................................................                  25,116                   33,904
Accrued liabilities ..............................................................                 196,214                  204,874
Current portion of long-term debt ................................................                   4,310                    4,310
                                                                                               -----------              -----------

     Total current liabilities ...................................................                 498,681                  462,420

Deferred income taxes ............................................................                  26,515                   22,221
Long-term debt ...................................................................                 608,463                  738,569
Litigation reserve ...............................................................                 141,000                     --
Other non-current liabilities ....................................................                 164,728                  162,205
                                                                                               -----------              -----------

     Total liabilities ...........................................................               1,439,387                1,385,415
                                                                                               -----------              -----------

Commitments and contingencies

Stockholders' equity:
Preferred Stock, $.01 par value; 20,000,000 shares
     authorized; no shares issued ................................................                    --                       --
Common Stock, $.01 par value; 400,000,000 shares
    authorized; 136,959,455 and 126,034,911 issued at
    June 30, 1996 and December 31, 1995, respectively ............................                   1,369                    1,260
Additional paid-in capital .......................................................                 921,081                  666,190
Retained earnings ................................................................                 229,492                  256,416
                                                                                               -----------              -----------
                                                                                                 1,151,942                  923,866

Less - Treasury stock, at cost, 229,011 shares ...................................                  (7,246)                  (7,246)
       Unearned compensation .....................................................                    (923)                  (1,277)
                                                                                               -----------              -----------

     Total stockholders' equity ..................................................               1,143,773                  915,343
                                                                                               -----------              -----------

Total liabilities and stockholders' equity .......................................             $ 2,583,160              $ 2,300,758
                                                                                               ===========              ===========



See notes to consolidated financial statements.

                         GENERAL INSTRUMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            (Unaudited - In Thousands, Except Per Share Information)



                                                                        Three Months Ended                  Six Months Ended
                                                                             June 30,                            June 30,
                                                                  -----------------------------       ------------------------------
                                                                      1996                 1995           1996              1995
                                                                  -----------       -----------       -----------       ------------

NET SALES ..................................................      $   675,189       $   611,639       $ 1,290,950       $ 1,220,356
                                                                  -----------       -----------       -----------       -----------

OPERATING COSTS AND EXPENSES:
    Cost of sales ..........................................          489,936           416,269           931,674           834,153
    Selling, general and administrative ....................           58,750            58,879           116,073           122,913
    Research and development ...............................           54,164            37,116           102,863            70,775
    Next Level litigation costs ............................          141,000                 -           141,000                 -
    Amortization of excess of cost over fair value
       of net assets acquired ..............................            6,023             6,175            12,101            12,351
                                                                  -----------       -----------       -----------       -----------
         Total operating costs and expenses ................          749,873           518,439         1,303,711         1,040,192
                                                                  -----------       -----------       -----------       -----------

OPERATING INCOME (LOSS) ....................................          (74,684)           93,200           (12,761)          180,164
Other expense, net .........................................             (144)             (783)             (260)             (857)
Interest expense, net ......................................          (12,034)          (12,342)          (23,578)          (25,370)
                                                                  -----------       -----------       -----------       -----------

INCOME (LOSS) BEFORE INCOME TAXES ..........................          (86,862)           80,075           (36,599)          153,937
Benefit (provision) for income taxes .......................           28,776           (26,024)            9,675           (42,830)
                                                                  -----------       -----------       -----------       -----------

NET INCOME (LOSS) ..........................................      $   (58,086)      $    54,051       $   (26,924)      $   111,107
                                                                  ===========       ===========       ===========       ===========



Primary earnings (loss) per share ..........................      $     (0.45)      $      0.44       $     (0.21)      $      0.90
                                                                  ===========       ===========       ===========       ===========

Fully diluted earnings (loss) per share ....................      $     (0.45)      $      0.40       $     (0.21)      $      0.82
                                                                  ===========       ===========       ===========       ===========



See notes to consolidated financial statements.


                         GENERAL INSTRUMENT CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                           (Unaudited - In Thousands)




                                                                                                                            Total
                                                Common Stock         Additional                  Common       Unearned      Stock-
                                           ----------------------      Paid-In     Retained     Stock in       Compen-     holders'
                                            Shares        Amount       Capital     Earnings     Treasury       sation      Equity
                                           ---------    ---------     ---------    ---------    ---------     ---------  ----------

BALANCE, DECEMBER 31, 1995 ..........      126,035    $    1,260    $  666,190   $  256,416   $   (7,246)   $   (1,277)   $ 915,343
Net loss for the six months
  ended June 30, 1996 ...............                                               (26,924)                                (26,924)
Exercise of stock options ...........          124             1         2,180                                                2,181
Tax benefit from exercise of
  stock options .....................                                      624                                                  624
Amortization of unearned
   compensation .....................                                                                              354          354
Conversion of Convertible Junior
   Subordinated Notes, net ..........       10,800           108       252,087                                              252,195

                                        ----------    ----------    ----------   ----------   ----------    ----------   ----------
BALANCE, JUNE 30, 1996 ..............      136,959    $    1,369    $  921,081   $  229,492   $   (7,246)   $     (923)  $1,143,773
                                        ==========    ==========    ==========   ==========   ==========    ==========   ==========


See notes to consolidated financial statements.

                         GENERAL INSTRUMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited - In Thousands)


                                                                                                            Six Months Ended
                                                                                                                 June 30,
                                                                                                  ----------------------------------
                                                                                                         1996                 1995
                                                                                                      ---------            ---------

OPERATING ACTIVITIES:
Net income (loss) .......................................................................           $ (26,924)           $  111,107
 Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
    Depreciation and amortization ........................................................              60,105               52,856
    Next Level Communications litigation costs, net ......................................              91,650                    -
    Changes in assets and liabilities:
         Accounts receivable .............................................................             (59,071)              (1,451)
         Inventories .....................................................................            (107,208)             (50,357)
         Prepaid expenses and other current assets .......................................              (5,024)              (7,454)
         Other non-current assets ........................................................              (5,545)                   -
         Deferred income taxes ...........................................................              10,074               (2,719)
         Accounts payable, income taxes payable and other
           accrued liabilities ...........................................................              41,601               36,812
         Other non-current liabilities ...................................................               2,022               (2,407)
    Other ................................................................................                 903               (2,779)
                                                                                                     ---------            ---------
Net cash provided by operating activities ................................................               2,583              133,608
                                                                                                     ---------            ---------

INVESTMENT ACTIVITIES:
    Additions to property, plant and equipment ...........................................            (109,239)             (63,166)
    Asset acquistions ....................................................................             (29,520)                   -
    Proceeds from sale of assets .........................................................               4,368                    -
    Investments in other assets ..........................................................                   -               (6,506)
                                                                                                     ---------            ---------
Net cash used in investment activities ...................................................            (134,391)             (69,672)
                                                                                                     ---------            ---------

FINANCING ACTIVITIES:
    Proceeds from the issuance of Flexible Term Notes ....................................                   -               10,800
    Net proceeds from/(repayments of) revolving credit facilities ........................             135,000              (70,000)
    Redemption of Convertible Junior Subordinated Notes ..................................              (6,440)                   -
    Repayment of debt ....................................................................              (2,155)                   -
    Proceeds from stock options ..........................................................               2,181                7,403
    Other ................................................................................                (285)                (678)
                                                                                                     ---------            ---------
Net cash provided by/(used in) financing activities ......................................             128,301              (52,475)
                                                                                                     ---------            ---------
(Decrease)/Increase in cash and cash equivalents .........................................              (3,507)              11,461
Cash and cash equivalents, beginning of period ...........................................              36,382                5,128
                                                                                                     ---------            ---------
Cash and cash equivalents, end of period .................................................           $  32,875            $  16,589
                                                                                                     =========            =========

See notes to consolidated financial statements.

                         GENERAL INSTRUMENT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                     (In Thousands, Unless Otherwise Noted)


1.  BASIS OF PRESENTATION

The consolidated balance sheet as of June 30, 1996, the consolidated statements of operations for the three and six months ended June 30, 1996 and 1995, the consolidated statements of cash flows for the six months ended June 30, 1996 and 1995 and the consolidated statement of stockholders' equity for the six months ended June 30, 1996 of General Instrument Corporation (the "Company" or "GI")
are unaudited and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the interim period financial statements. There were no adjustments of a non-recurring nature recorded during the three and six months ended June 30, 1996 and 1995, except for certain items disclosed in the notes to these consolidated financial statements. These consolidated financial statements should be read in conjunction with the Company's December 31, 1995 consolidated financial statements.


2.  INVENTORIES

  Inventories consist of:
                                   June 30, 1996              December 31, 1995
                                   -------------              -----------------

     Raw Materials                     $227,814                      $142,573

     Work in Process                     42,490                        38,565

     Finished Goods                     123,187                       100,260
                                      ---------                     ---------

     Inventories                       $393,491                      $281,398
                                      =========                     =========


3. LONG-TERM DEBT

Long-term debt consists of:
                                   June 30, 1996              December 31, 1995
                                   -------------              -----------------
Senior indebtedness:

     Revolving credit facilities       $318,000                    $183,000

     Taiwan Loan                         52,539                      54,694

     Flexible Term Notes                 10,800                      10,800

Convertible Junior
     Subordinated Notes                 231,434                     494,385
                                     ----------                   ---------

     Total                              612,773                     742,879

     Less current maturities              4,310                       4,310
                                     ----------                   ---------

Long-term debt                         $608,463                    $738,569
                                     ==========                   =========


In May 1996, the Company issued a notice to redeem $250 million in principal amount of its Convertible Junior Subordinated Notes ("Notes"). Of these Notes called, $243.6 million in principal amount were converted into the Company's Common Stock prior to the redemption date, with the remaining $6.4 million redeemed for cash. Additionally, $13.0 million in principal amount of Notes that were not called for redemption were also converted into the Company's Common Stock in June. These conversions resulted in the issuance of 10.8 million shares of Common Stock.

In connection with the Common Stock conversion, the Company charged $4.3 million to additional paid-in capital for unamortized deferred financing costs and accrued but unpaid interest related to the converted Notes.


4. INCOME TAXES

The provision/(benefit) for income taxes for the three and six months ended June 30, 1996 and 1995 is based on the Company's expected annual effective rate, excluding one-time charges. The benefit for the six months ended June 30, 1996 includes a $49 million one-time tax benefit associated with the costs of the litigation described in Note 5 below, and the provision for the six months ended June 30, 1995 includes a $12 million credit for the settlement of certain tax matters.


5. LITIGATION

On April 10, 1995, prior to the Company's acquisition of Next Level Communications ("Next Level") on September 27, 1995, DSC Communications Corporation and DSC Technologies Corporation (collectively, "DSC") brought suit in Texas state court against Next Level, Thomas R. Eames and Peter W. Keeler (the founders of Next Level and current Next Level employees). Next Level and the individual defendants subsequently removed the case to federal court. On
March 28, 1996, a jury verdict was reached in the case, entitled DSC Communications Corporation and DSC Technologies Corporation v. Next Level
Communication,  Thomas R. Eames and Peter W.  Keeler,  Case No.  4:95cv96 in the
United States District Court for the Eastern District of Texas, Sherman Division. The verdict stated that Messrs. Eames and Keeler breached certain employee agreements with DSC, failed to disclose and diverted a corporate opportunity of DSC, misappropriated DSC trade secrets and conspired to take certain of the foregoing actions, and that Next Level used or benefited from the diversion of corporate opportunity and misappropriation of trade secrets. In June 1996, the United States District Court for the Eastern District of Texas entered a final judgment against Next Level and the individual defendants in favor of DSC, in a total amount of $136.7 million. In so doing, the court denied DSC's request to aggregate amounts awarded by the jury on the various claims so as to arrive at a total judgment in excess of $369 million plus pre-judgment interest and attorneys' fees, and it also denied DSC's request for entry of permanent injunctive relief. In connection with the acquisition of Next Level, the Company entered into agreements to indemnify Messrs. Eames and Keeler for any judgment that may be awarded against them in this matter, to the extent permitted by applicable law. In June 1996, a non-recurring pre-tax charge to earnings of $141 million was recorded, reflecting the judgment and costs of litigation. Both sides have filed notices of appeal to the U.S. Court of Appeals for the Fifth Circuit. In connection with its appeal, Next Level has posted an appeal bond, staying the enforcement of the final judgment. The court has set a briefing schedule and tentatively set oral argument for the week of September 30, 1996.


6. ASSET ACQUISITIONS

In May 1996, the Company's CommScope, Inc. subsidiary acquired the assets of Teledyne, Inc.'s Thermatics unit, a high performance wire and cable manufacturer specializing in high temperature cables, for a net purchase price of $17.8 million. CommScope plans to integrate the Thermatics unit into its Network Cable operations which manufacture coaxial, multiconductor and fiber optic cable for the local area network and other markets.

In June 1996, the Company acquired the assets of the Magnitude(R) MPEG-2/DVB product family of Compression Labs Inc. for a purchase price of $11.7 million in cash and the assumption of $2 million in liabilities. The Magnitude line consists of modular video and audio encoders and decoders for the delivery of entertainment and information services over cable, satellite and telephone networks, including direct to home.

Both acquisitions were accounted for as purchases and, accordingly, the acquired assets and liabilities were recorded at their estimated fair value at the date of acquisition.


7. SUBSEQUENT EVENTS

In August  1996,  the  Company  amended  and  restated  the senior  bank  credit agreement of GI Delaware (as further amended and restated, the "Credit Agreement") to lower its interest costs and commitment fees, increase available credit commitments and obtain greater operating flexibility with less restrictive financial and operating covenants. The Credit Agreement provides for a $650 million unsecured Revolving Credit Facility and matures on December 31, 2001. The Credit Agreement requires the Company to pay a facility fee of .125% per annum on the total commitment. The Credit Agreement permits the Company to choose between two interest rate options: the Adjusted Base Rate, which is based on the prime rate of The Chase Manhattan Bank, and a Eurodollar rate (LIBOR) plus .225%. The interest rates and facility fees are subject to change based on the Company's performance with respect to certain credit ratings by nationally recognized statistical rating companies contained in the Credit Agreement. The Credit Agreement contains financial and operating covenants, including limitations on total indebtedness, contingent obligations, liens and the payment of dividends, and requires the maintenance of certain financial ratios.

In August 1996, the Company entered into a seven-year operating lease agreement for two administrative facilities. The total cost of the facilities covered by this lease agreement is limited to $115 million. The lease provides for a substantial residual value guarantee (approximately 83% of the total cost) by the Company at the end of the lease term.

                         GENERAL INSTRUMENT CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              (DOLLARS IN MILLIONS)

NET SALES
- ---------
Net sales for the three month period ended June 30, 1996 ("Second Quarter 1996") were $675 compared to $612 for the three month period ended June 30, 1995 ("Second Quarter 1995"), an increase of $63, or 10%. This increase relates to higher sales in the Broadband Communications segment.

Broadband Communications sales were $575 in Second Quarter 1996 compared to $500 in Second Quarter 1995. Worldwide terrestrial broadband sales of $436 in Second Quarter 1996 increased 30% from Second Quarter 1995 primarily as a result of increased sales volume of GI's advanced analog CFT 2200 set-top terminals in the U.S. and higher global sales for mature analog addressable set-top terminals, distribution electronics and CommScope cables. These sales reflect the continued commitment of domestic cable television operators to deployment of state of the art addressable systems and enhanced services and the continued deployment of new cable television systems in international markets. International terrestrial broadband sales increased 31% in Second Quarter 1996 over Second Quarter 1995 and represented 33% of worldwide terrestrial broadband sales in Second Quarter 1996. Worldwide satellite broadband sales decreased $25 to $140 in Second Quarter 1996 due to lower sales volumes, as expected, of VideoCipher analog satellite receiver consumer modules.

Power Semiconductor sales decreased 10% to $100 in Second Quarter 1996 over Second Quarter 1995 due to the slowdown in the overall semiconductor industry as PC and distributor markets rebalance their inventory. International Power Semiconductor sales represented 68% of worldwide Power Semiconductor sales in Second Quarter 1996.


GROSS PROFIT (NET SALES LESS COST OF SALES)
- -------------------------------------------
Gross profit decreased $10, or 5%, to $185 in Second Quarter 1996 from $195 in Second Quarter 1995. Gross profit was 27.4% of sales in Second Quarter 1996 compared to 31.9% of sales in Second Quarter 1995.

The decreased gross profit and gross profit margin resulted from a shift in product mix from higher margin VideoCipher RS(TM) analog satellite receiver consumer modules to advanced analog and digital television system products, new products which initially carry lower margins, and lower Power Semiconductor sales.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
- --------------------------------------------
Selling, general and administrative ("SG&A") expense was $59 in both Second Quarter 1996 and Second Quarter 1995, but decreased as a percentage of sales to 8.7% in Second Quarter 1996 from 9.6% in Second Quarter 1995.

SG&A expense in Second Quarter 1995 included expenses of $5 related to a national advertising campaign to support sales of C-Band satellite systems which was not incurred in Second Quarter 1996. Offsetting this decrease, SG&A spending in Second Quarter 1996 was targeted for new growth opportunities, including the marketing of Next Level Communications' broadband access systems to telephone companies for interactive digital video, voice and data services, and increased sales force, field support and marketing activities to take advantage of increased growth opportunities in international cable and satellite television and worldwide telecommunications markets.


RESEARCH AND DEVELOPMENT
- ------------------------
Research and development ("R&D") expense was $54 in Second Quarter 1996 compared to $37 in Second Quarter 1995 and was 8.0% of sales in Second Quarter 1996 compared to 6.1% in Second Quarter 1995. The increased level of spending reflects: on-going cost-reduction programs; continued development of next-generation products, including cable modems and telephone company access products through Next Level Communications, as well as the modification of existing products for international markets; continued development of enhanced addressable analog terminals and advanced digital systems for cable and satellite television distribution; and product development and international expansion through strategic alliances. The Company's research and development expenditures are expected to approximate $200 to $210 for the year ending December 31, 1996.


NEXT LEVEL LITIGATION COSTS
- ---------------------------
In June 1996, the Company recorded a one-time pre-tax charge of $141 reflecting the judgment and costs of litigation in the DSC Communications Corporation and DSC Technologies Corporation v. Next Level Communication, Thomas R. Eames and Peter W. Keeler case subsequent to the entry of a final judgment by the United States District Court for the Eastern District of Texas. See Note 5 to the attached June 30, 1996 consolidated financial statements.

NET INTEREST EXPENSE
- --------------------
Net interest expense was $12 in both Second Quarter 1996 and Second Quarter 1995. Interest resulting from higher weighted average borrowings in Second Quarter 1996 compared to Second Quarter 1995 were offset by lower average interest rates in Second Quarter 1996 compared to the comparable prior year quarter.


INCOME TAXES
- ------------
Income tax expense was $21 in Second Quarter 1996 and $40 for the six month period ended June 30, 1996 after excluding the $49 one-time tax benefit associated with the Next Level litigation costs, compared to $26 and $43 in Second Quarter 1995 and for the six month period ended June 30, 1995, respectively. Excluding the Next Level litigation charge, the effective rate was 38.0% in Second Quarter 1996 compared to 32.5% in Second Quarter 1995. The lower effective tax rate in Second Quarter 1995 primarily reflects the utilization of certain foreign tax credits.


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------
At June 30,  1996,  working  capital was $484  compared to $362 at December  31,
1995. The working capital increase of $122 was due primarily to inventory build-up to support business growth and the introduction of new products. Based on current levels of order input and backlog, as well as significant sales agreements not yet reflected in order and backlog levels, the Company believes that working capital levels are appropriate to support future operations. There can be no assurance, however, that future industry specific developments or general economic trends will not alter the Company's working capital requirements.

At June 30, 1996, the Company had borrowings of $318 under its revolving credit facilities, and available credit of $129, under these facilities. In August 1996, the Company amended and restated the senior bank credit agreement of GI Delaware (as further amended and restated, the "Credit Agreement") to lower its interest costs and commitment fees, increase available credit commitments and obtain greater operating flexibility with less restrictive financial and operating covenants. The Credit Agreement provides for a $650 unsecured Revolving Credit Facility and matures on December 31, 2001. Amounts outstanding under this facility are classified as long-term based on the Company's intent and ability to maintain these loans on a long-term basis. The Credit Agreement contains financial and operating covenants, including limitations on total indebtedness, contingent obligations, liens and the payment of dividends, and requires the maintenance of certain financial ratios. None of the restrictions contained in the Credit Agreement are expected to have a significant effect on the ability of the Company to operate.

During the six months ended June 30, 1996, the Company invested $109 in equipment and facilities. These capital expenditures were used to expand capacity to meet increased current and anticipated future demands for analog and digital products, coaxial cable and rectifiers. Capital expenditures for the year ending December 31, 1996 are expected to approximate $225.

At June 30, 1996, the Company had $33 of cash and cash equivalents on hand compared to $36 at December 31, 1995. At June 30, 1996, long-term debt, including current maturities, was $613 compared to $743 at December 31, 1995. In June 1996, the Company strengthened its balance sheet and enhanced its financial flexibility through the conversion of $257 million of its 5% Convertible Junior Subordinated Notes into Common Stock.

The Company's principal sources of liquidity are cash flow provided by operations and borrowings under its revolving credit facilities. The Company believes that, based upon its analysis of its consolidated financial position, its cash flow during the past 12 months and the expected results of operations in the future, operating cash flow and available funding under its revolving credit facilities will be adequate to fund operations, research and development expenditures, capital expenditures and debt service for the next 12 months. The Company intends to repay its remaining indebtedness primarily with cash flow from operations. There can be no assurance, however, that future industry specific developments or general economic trends will not adversely affect the Company's operations or its ability to meet its cash requirements.

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

        On October 24, 1995, a purported derivative complaint on behalf of the Company was filed in the United States District Court for the Eastern District of Pennsylvania by Seymour Lazar against each of the Company's current directors, a former director, a former executive officer, Forstmann Little & Co., Forstmann Little & Co. Subordinated Debt and Equity Management Buyout Partnership-IV ("MBO-IV") and Instrument Partners. The conduct complained of generally related to the same matters alleged in the class actions described above and to the sale by directors Daniel F. Akerson, John Seely Brown, J. Tracy O'Rourke and Robert S. Strauss, as well as by MBO-IV, Instrument Partners and a former officer of the Company, of shares of the Company's stock while they were allegedly in possession of material non-public information. Plaintiff seeks, among other things, unspecified monetary damages and attorneys' fees and costs.

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

         On February 20, 1996, an order was issued by the Judicial Panel on Multidistrict Litigation transferring the class and derivative actions described above to the United States District Court for the Northern District of Illinois. On June 5, 1996, an order was issued by the
         Judicial  Panel  on  Multidistrict   Litigation  transferring  the  BKP
         Partners action to the same court. On August 5, 1996, a consolidated amended class action complaint and an amended derivative complaint were filed in that court, in essence restating the foregoing claims.

         See also Note 5 to the attached June 30, 1996 consolidated financial statements.

Item 4.   Submission of Matters to a Vote of Securities Holders
          -----------------------------------------------------
        The Company held its Annual Meeting of Stockholders (the "Meeting") on April 24, 1996.

        At the Meeting, the stockholders approved an amendment to the General Instrument Corporation 1993 Long-Term Incentive Plan to increase by 6,000,000 the number of shares of Common Stock which may from time to time be made the subject of awards hereunder. 78,133,211 votes were cast for the approval of the amendment, 26,384,384 votes were cast against the approval of the amendment, and there were 2,161,538 abstentions.

        Also at the Meeting, the stockholders also approved a stockholder proposal to declassify the Board of Directors. 74,707,796 votes were cast for the approval of the amendment, 11,996,343 votes were cast against the approval of the amendment, and there were 19,974,994 abstentions.

        Four directors were nominated for election at the Meeting and each was elected. Daniel F. Ackerson received 105,675,249 votes for election and 1,003,884 votes were withheld. Frank M. Drendel received 105,675,249 votes for election and 1,003,884 votes were withheld. Steven B. Klinsky received 105,675,249 votes for election and 1,003,884 votes were withheld. Robert S. Strauss received 105,675,249 votes for election and 1,003,884 votes were withheld.


Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------
        (a)  Exhibits
             --------
             Exhibit 11 - Computation of Earnings Per Share

             Exhibit 99 - Forward-Looking Information

        (b)  Report on Form 8-K
             ------------------
        The Company filed a report on Form 8-K dated June 12, 1996 regarding the entry of a final judgment by the United States District Court for the Eastern District of Texas in the DSC Communications v. Next Level Communications litigation.

        The Company filed a report on Form 8-K dated June 19, 1996 reporting that the Company planned to record a pre-tax charge to earnings in its second quarter of $141 million, reflecting the judgment and the costs of litigation in the DSC Communications v. Next Level Communications litigation.

                                   SIGNATURE
                                   ---------
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                GENERAL INSTRUMENT CORPORATION

August 14, 1996                                 /s/Paul J. Berzenski
- ---------------                                 --------------------
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