Form 10-Q
period 1996-09-30
GENERAL INSTRUMENT CORP /DE/
filed 1996-11-14
CIK 40656

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996
                                               ------------------
                                       OR

[    ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

                        For the transition period from _____ to _____

                          Commission file number 1-5442
                                                 ------
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

                                 (773) 695-1000
                                 --------------
              (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  x     No
   -----     -----
    As of October 31, 1996, there were 136,912,701 shares of Common Stock outstanding.

                                     PART I
                              FINANCIAL INFORMATION

                         GENERAL INSTRUMENT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)


                                     ASSETS

                                                                                                   (Unaudited)
                                                                                                 September 30,          December 31,
                                                                                                     1996                   1995
                                                                                             ------------------  -------------------

Current Assets:
Cash and cash equivalents ............................................................             $   42,778             $   36,382
Accounts receivable, less allowance for doubtful accounts
     of $15,550 and $14,321, respectively ............................................                416,871                367,672
Inventories ..........................................................................                403,704                281,398
Prepaid expenses and other current assets ............................................                 24,580                 26,992
Deferred income taxes, net of valuation allowance ....................................                 93,634                111,750
                                                                                                   ----------             ----------

     Total current assets ............................................................                981,567                824,194

Property, plant and equipment - net ..................................................                550,170                437,194
Intangibles, less accumulated amortization of $105,993
     and $94,654, respectively .......................................................                135,379                146,646
Excess of cost over fair value of net assets acquired, less
   accumulated amortization of $154,001 and $135,654,
   respectively ......................................................................                833,605                842,954
Investments and other assets .........................................................                 37,126                 27,576
Deferred income taxes, net of valuation allowance ....................................                 48,391                  8,885
Deferred financing costs, less accumulated amortization
   of $27,682 and $28,045, respectively ..............................................                  6,695                 13,309
                                                                                                   ----------             ----------
TOTAL ASSETS .........................................................................             $2,592,933             $2,300,758
                                                                                                   ==========             ==========



See notes to consolidated financial statements.

                         GENERAL INSTRUMENT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                                 (Unaudited)
                                                                                               September 30,            December 31,
                                                                                                    1996                    1995
                                                                                             ------------------  -------------------
Current Liabilities:
Accounts payable ...................................................................            $   241,453             $   215,761
Accrued interest payable ...........................................................                  9,526                   3,571
Income taxes payable ...............................................................                 11,947                  33,904
Accrued liabilities ................................................................                210,233                 204,874
Current portion of long-term debt ..................................................                  4,310                   4,310
                                                                                                -----------             -----------

     Total current liabilities .....................................................                477,469                 462,420

Deferred income taxes ..............................................................                 20,271                  22,221
Long-term debt .....................................................................                624,310                 738,569
Litigation reserve .................................................................                141,000                       -
Other non-current liabilities ......................................................                139,927                 162,205
                                                                                                -----------             -----------
     Total liabilities .............................................................              1,402,977               1,385,415
                                                                                                -----------             -----------
Commitments and contingencies

Stockholders' equity:
Preferred Stock, $.01 par value; 20,000,000 shares
    authorized; no shares issued                                                                         -                       -
Common Stock, $.01 par value; 400,000,000 shares
    authorized; 137,131,034 and 126,034,911 issued at
    September 30, 1996 and December 31, 1995, respectively .........................                  1,371                   1,260
Additional paid-in capital .........................................................                925,019                 666,190
Retained earnings ..................................................................                271,615                 256,416
                                                                                                -----------             -----------
                                                                                                  1,198,005                 923,866

Less - Treasury stock, at cost, 229,011 shares .....................................                 (7,246)                 (7,246)
       Unearned compensation .......................................................                   (803)                 (1,277)
                                                                                                -----------             -----------

     Total stockholders' equity ....................................................              1,189,956                 915,343
                                                                                                -----------             -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .........................................            $2,592,933              $ 2,300,758
                                                                                                ===========             ===========



See notes to consolidated financial statements.

                         GENERAL INSTRUMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (Unaudited - In Thousands, Except Share Information)



                                                                          Three Months Ended                Nine Months Ended
                                                                             September 30,                     September 30,
                                                                  -----------------------------       ------------------------------
                                                                      1996              1995              1996              1995
                                                                  -----------       -----------       -----------       ------------


NET SALES ..................................................      $   662,122       $   563,251       $ 1,953,072       $ 1,783,606
                                                                  -----------       -----------       -----------       -----------

OPERATING COSTS AND EXPENSES:
    Cost of sales ..........................................          470,033           383,808         1,401,707         1,217,961
    Selling, general and administrative ....................           56,131            55,255           172,205           178,167
    Research and development ...............................           50,049            34,567           152,912           105,342
    Purchased in-process technology ........................                -           139,860                 -           139,860
    Next Level litigation costs ............................                -                 -           141,000                 -
    Amortization of excess of cost over fair value
       of net assets acquired ..............................            6,247             6,175            18,347            18,526
                                                                  -----------       -----------       -----------       -----------
         Total operating costs and expenses ................          582,460           619,665         1,886,171         1,659,856
                                                                  -----------       -----------       -----------       -----------

OPERATING INCOME (LOSS) ....................................           79,662           (56,414)           66,901           123,750
Other income/(expense), net ................................              401              (510)              142            (1,366)
Interest expense, net ......................................          (11,236)          (11,645)          (34,814)          (37,015)
                                                                  -----------       -----------       -----------       -----------

INCOME (LOSS) BEFORE INCOME TAXES ..........................           68,827           (68,569)           32,229            85,369
Benefit (provision) for income taxes .......................          (26,705)           27,677           (17,030)          (15,154)
                                                                  -----------       -----------       -----------       -----------

NET INCOME (LOSS) ..........................................         $ 42,122         $(40,892)          $ 15,199         $  70,215
                                                                  ===========       ===========       ===========       ===========



Primary earnings (loss) per share ..........................            $0.31            $(0.33)            $0.12             $0.57
                                                                  ===========       ===========       ===========       ===========

Fully diluted earnings (loss) per share ....................            $0.30            $(0.33)            $0.12             $0.57
                                                                  ===========       ===========       ===========       ===========



See notes to consolidated financial statements.

                         GENERAL INSTRUMENT CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                           (Unaudited - In Thousands)

                                                                                                                            Total
                                               Common Stock           Additional                  Common     Unearned       Stock-
                                        ------------------------       Paid-In       Retained    Stock in     Compen-      holders'
                                           Shares         Amount       Capital       Earnings    Treasury     sation        Equity
                                        ---------      ---------      ---------     ---------   ---------   ---------     ---------

BALANCE, DECEMBER 31, 1995 ........       126,035    $     1,260    $   666,190   $   256,416   $  (7,246)  $  (1,277)  $   915,343
Net income for the nine months
  ended September 30, 1996 ........                                                    15,199                                15,199
Exercise of stock options .........           149              2          2,487                                               2,489
Tax benefit from exercise of
  stock options ...................                                         757                                                 757
Amortization of unearned
   compensation ...................                                                                               474           474
Conversion of Convertible Junior
   Subordinated Notes, net ........        10,947            109        255,585                                             255,694

                                      -----------    -----------    -----------   -----------   ---------   ---------   -----------
BALANCE, SEPTEMBER 30, 1996 .......       137,131    $     1,371    $   925,019   $   271,615   $  (7,246)  $    (803)  $ 1,189,956
                                      ===========    ===========    ===========   ===========   =========   =========   ===========


See notes to consolidated financial statements.

                         GENERAL INSTRUMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited - In Thousands)


                                                                                                             Nine Months Ended
                                                                                                               September 30,
                                                                                                   ---------------------------------
                                                                                                        1996              1995
                                                                                                   --------------     --------------
OPERATING ACTIVITIES:
 Net income ....................................................................................        $  15,199         $  70,215
 Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization ..............................................................           92,462            80,795
    Next Level Communications litigation costs, net ............................................           91,650                 -
    Purchased in-process technology, net .......................................................                -            90,000
    Changes in assets and liabilities:
         Accounts receivable ...................................................................          (51,106)          (10,008)
         Inventories ...........................................................................         (126,021)          (92,667)
         Prepaid expenses and other current assets .............................................           (3,047)          (11,593)
         Other non-current assets ..............................................................           (9,551)           (3,418)
         Deferred income taxes .................................................................           29,135            (1,411)
         Accounts payable, income taxes payable and other
           accrued liabilities .................................................................           34,838            69,939
         Other non-current liabilities .........................................................          (22,783)           (4,242)
    Other ......................................................................................              840               230
                                                                                                        ---------         ---------
Net cash provided by operating activities ......................................................           51,616           187,840
                                                                                                        ---------         ---------

INVESTMENT ACTIVITIES:
    Additions to property, plant and equipment .................................................         (167,410)         (102,305)
    Acquistions, net of cash acquired ..........................................................          (29,520)           (2,775)
    Proceeds from sale of assets ...............................................................            4,368                 -
    Investments in other assets ................................................................                -              (906)
                                                                                                        ---------         ---------
Net cash used in investment activities .........................................................         (192,562)         (105,986)
                                                                                                        ---------         ---------

FINANCING ACTIVITIES:
    Costs associated with the issuance of Common Stock and debt ................................             (882)           (1,051)
    Proceeds from the issuance of Flexible Term Notes ..........................................                -            10,800
    Net proceeds from/(repayments of) revolving credit facilities ..............................          154,330           (94,000)
    Redemption of Convertible Junior Subordinated Notes ........................................           (6,440)                -
    Repayment of debt ..........................................................................           (2,155)                -
    Proceeds from stock options ................................................................            2,489            17,294
                                                                                                        ---------         ---------
Net cash provided by/(used in) financing activities ............................................          147,342           (66,957)
                                                                                                        ---------         ---------
Increase in cash and cash equivalents ..........................................................            6,396            14,897
Cash and cash equivalents, beginning of period .................................................           36,382             5,128
                                                                                                        ---------         ---------
Cash and cash equivalents, end of period .......................................................        $  42,778         $  20,025
                                                                                                        =========         =========

See notes to consolidated financial statements.

                         GENERAL INSTRUMENT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                     (In Thousands, Unless Otherwise Noted)

1.  BASIS OF PRESENTATION

The consolidated balance sheet as of September 30, 1996, the consolidated statements of operations for the three and nine month periods ended September 30, 1996 and 1995, the consolidated statements of cash flows for the nine month periods ended September 30, 1996 and 1995 and the consolidated statement of stockholders' equity for the nine month period ended September 30, 1996 of General Instrument Corporation (the "Company" or "GI") are unaudited and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the interim period financial statements. There were no adjustments of a non-recurring nature recorded during the three and nine month periods ended September 30, 1996 and 1995, except for certain items disclosed in the notes to these consolidated financial statements. These consolidated financial statements should be read in conjunction with the Company's December 31, 1995 consolidated financial statements.

Certain reclassifications have been made to the comparative prior period financial statements to conform to the current period presentation.

2.  INVENTORIES

  Inventories consist of:
                                    September 30, 1996         December 31, 1995
                                    ------------------         -----------------
     Raw Materials                      $206,161                    $142,573

     Work in Process                      45,556                      38,565

     Finished Goods                      151,987                     100,260
                                       ---------                   ---------

     Inventories                        $403,704                    $281,398
                                       =========                   =========


3. LONG-TERM DEBT

Long-term debt consists of:
                                    September 30, 1996         December 31, 1995
Senior indebtedness:                ------------------         -----------------

     Revolving credit facilities        $337,330                    $183,000

     Taiwan Loan                          52,539                      54,694

     Flexible Term Notes                  10,800                      10,800

Convertible Junior
     Subordinated Notes                  227,951                     494,385
                                       ---------                   ---------

     Total                               628,620                     742,879

     Less current maturities               4,310                       4,310
                                       ---------                   ---------

Long-term debt                          $624,310                    $738,569
                                       =========                   =========

In May 1996, the Company issued a notice to redeem $250 million in principal amount of its Convertible Junior Subordinated Notes ("Notes"). Of the Notes called, $243.6 million in principal amount were converted into the Company's Common Stock prior to the redemption date, with the remaining $6.4 million redeemed for cash. Additionally, $16.4 million in principal amount of Notes that were not called for redemption were also converted into the Company's Common Stock during 1996. These conversions resulted in the issuance of 10.9 million shares of Common Stock.

In connection with the Common Stock conversions, $4.3 million was charged to additional paid-in capital for unamortized deferred financing costs and accrued but unpaid interest related to the converted Notes.


4. INCOME TAXES

The provision/(benefit) for income taxes for the three and nine month periods ended September 30, 1996 and 1995 is based on the Company's expected annual effective rate, excluding one-time charges. The provision for the nine month period ended September 30, 1996 includes a $49 million one-time tax benefit associated with the costs of the litigation described in Note 5 below, and the provision for the nine month period ended September 30, 1995 includes a $12 million credit for the settlement of certain tax matters and a $50 million non-cash tax benefit associated with the write-off of in-process technology in connection with the acquisition of Next Level Communications during September 1995.


5. LITIGATION

On April 10, 1995, prior to the Company's acquisition of Next Level Communications ("Next Level") on September 27, 1995, DSC Communications Corporation and DSC Technologies Corporation (collectively, "DSC") brought suit in Texas state court against Next Level, Thomas R. Eames and Peter W. Keeler (the founders of Next Level and current Next Level employees). Next Level and the individual defendants subsequently removed the case to federal court. On
March 28, 1996, a jury verdict was reached in the case, entitled DSC Communications Corporation and DSC Technologies Corporation v. Next Level
Communication,  Thomas R. Eames and Peter W.  Keeler,  Case No.  4:95cv96 in the
United States District Court for the Eastern District of Texas, Sherman Division. The verdict stated that Messrs. Eames and Keeler breached certain employee agreements with DSC, failed to disclose and diverted a corporate opportunity of DSC, misappropriated DSC trade secrets and conspired to take certain of the foregoing actions, and that Next Level used or benefited from the diversion of corporate opportunity and misappropriation of trade secrets. In June 1996, the United States District Court for the Eastern District of Texas entered a final judgment against Next Level and the individual defendants in favor of DSC, in a total amount of $136.7 million. In so doing, the court denied DSC's request to aggregate amounts awarded by the jury on the various claims so as to arrive at a total judgment in excess of $369 million plus pre-judgment interest and attorney's fees, and it also denied DSC's request for entry of permanent injunctive relief. In connection with the acquisition of Next Level, the Company entered into agreements to indemnify Messrs. Eames and Keeler for any judgment that may be awarded against them in this matter, to the extent permitted by applicable law. In June 1996, a non-recurring pre-tax charge to earnings of $141 million was recorded, reflecting the judgment and costs of litigation. Both sides have appealed to the U.S. Court of Appeals for the Fifth Circuit. In connection with its appeal, Next Level has posted an appeal bond, staying the enforcement of the final judgment. The appeal has been briefed and oral argument was held on September 30, 1996.


6. ASSET ACQUISITIONS

In May 1996, the Company's CommScope, Inc. subsidiary acquired the assets of Teledyne, Inc.'s Thermatics unit, a high performance wire and cable manufacturer specializing in high temperature cables, for a net purchase price of $17.8 million. CommScope integrated the Thermatics unit into its Network Cable operations which manufacture coaxial, multiconductor and fiber optic cable for the local area network and other markets.

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


7. COMMITMENTS AND CONTINGENCIES

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

                         GENERAL INSTRUMENT CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              (DOLLARS IN MILLIONS)

NET SALES
---------
Net sales for the three month period ended September 30, 1996 ("Third Quarter 1996") were $662 compared to $563 for the three month period ended September 30, 1995 ("Third Quarter 1995"), an increase of $99, or 18%. Net sales for the nine month period ended September 30, 1996 were $1,953 compared to $1,784 for the nine month period ended September 30, 1995, an increase of $169, or 10%. The increase in net sales for the three and nine month periods relate to higher sales in the Broadband Communications segment.

Broadband Communications sales were $577 and $1,670 in Third Quarter 1996 and for the nine month period ended September 30, 1996, respectively, compared to $454 and $1,472 for the comparable 1995 periods. Worldwide terrestrial broadband sales of $441 and $1,250 in Third Quarter 1996 and for the nine month period ended September 30, 1996, respectively, increased 35% and 26% from the comparable 1995 periods primarily as a result of increased U.S. sales volume of GI's latest generation CFT-2200 advanced analog set-top terminals and global sales volume of mature analog addressable set-top terminals, distribution electronics and CommScope cables. These sales reflect the continued commitment of domestic cable television operators to deployment of state of the art addressable systems and enhanced services and the continued deployment of new cable television systems in international markets. International terrestrial broadband sales increased 52% and 32% in Third Quarter 1996 and for the nine month period ended September 30, 1996, respectively, over the comparable 1995 periods and represented 35% and 33% of worldwide terrestrial broadband sales in Third Quarter 1996 and for the nine month period ended September 30, 1996, respectively, compared to 31% in both the prior-year periods. Additionally, terrestrial broadband sales in Third Quarter 1996 increased from Third Quarter 1995 due to first-time sales of GI's new DCT-1000 MPEG-2 digital cable terminals and SURFboard cable modems. Worldwide satellite broadband sales increased $9 to $136 in Third Quarter 1996 due to higher sales volumes of MPEG-2 digital satellite systems, partially offset by lower sales volume of VideoCipher RS(TM) analog satellite modules and receivers for C-band customers and digital satellite consumer receivers to PRIMESTAR partners. Worldwide satellite broadband sales for the nine month period ended September 30, 1996 decreased $62 from the comparable 1995 period to $420 due to lower sales volume of VideoCipher RS(TM) analog satellite modules and receivers and digital satellite consumer receivers, partially offset by higher sales volumes of MPEG-2 digital satellite systems.

Power Semiconductor sales decreased 23% to $85 in Third Quarter 1996 and 9% to $283 for the nine month period ended September 30, 1996, over the comparable 1995 periods due to the slowdown in the overall semiconductor industry as PSD's OEM customers and distributors continue to align their inventories with future needs. International Power Semiconductor sales represented 74% and 71% of the division's worldwide sales in Third Quarter 1996 and for the nine month period ended September 30, 1996, respectively, compared to 74% in both the prior-year periods.


GROSS PROFIT (NET SALES LESS COST OF SALES)
-------------------------------------------
Gross profit increased $13, or 7%, to $192 in Third Quarter 1996 from $179 in Third Quarter 1995, and was 29.0% of sales in Third Quarter 1996 compared to 31.9% of sales in Third Quarter 1995. Gross profit decreased $14, or 3%, to $551, and was 28.2% of sales, for the nine month period ended September 30, 1996, compared to 31.7% in the comparable 1995 period.

The decreased gross profit margin resulted from a shift in product mix from higher margin VideoCipher RS(TM) analog satellite receiver consumer modules to the Company's new advanced analog and digital television system products, which initially carry lower margins, and lower Power Semiconductor sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------
Selling, general and administrative ("SG&A") expense was $56 in Third Quarter 1996, compared to $55 in Third Quarter 1995, and decreased $6, or 3%, to $172 for the nine month period ended September 30, 1996 from the comparable 1995 period. As a percentage of sales, SG&A decreased to 9% in both Third Quarter 1996 and the nine month period ended September 30, 1996, from 10% for the comparable 1995 periods.

SG&A base spending in Third Quarter 1996, and for the nine month period ended September 30, 1996, was greater than in the comparable 1995 periods as the Company targeted new growth opportunities, including the marketing of Next Level Communications' broadband access systems to telephone companies for interactive digital video, voice and data services, and increased its sales force, field support and marketing activities to take advantage of continued increased growth opportunities in international cable and satellite television and worldwide telecommunications markets. In addition, SG&A expense in Third Quarter 1995 included a $7 restructuring charge for the direct costs associated with the reorganization of the Company's Communications Division and the consolidation of the Company's corporate headquarters into one location. SG&A expense for the nine month period ended September 30, 1995 also included $14 related to a national advertising campaign to support sales of C-band satellite systems which was not incurred in 1996.


RESEARCH AND DEVELOPMENT
------------------------
Research and development ("R&D") expense was $50 in Third Quarter 1996 and $153 for the nine month period ended September 30, 1996, compared to $35 and $105 for the comparable 1995 periods. R&D expense increased to 8% of sales in Third Quarter 1996 and for the nine month period ended September 30, 1996, from 6% for the comparable 1995 periods. The increased level of spending reflects: on-going cost-reduction programs; continued development of next-generation products, including cable modems and telephone company access products through Next Level Communications, as well as the modification of existing products for international markets; continued development of enhanced addressable analog terminals and advanced digital systems for cable and satellite television distribution; and product development and international expansion through strategic alliances. The Company's research and development expenditures are expected to approximate $200 to $210 for the year ending December 31, 1996.


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


NEXT LEVEL LITIGATION COSTS
---------------------------
In June 1996, the Company recorded a one-time pre-tax charge of $141 reflecting the judgment and costs of litigation in the DSC Communications Corporation and DSC Technologies Corporation v. Next Level Communication, Thomas R. Eames and Peter W. Keeler case subsequent to the entry of a final judgment by the United States District Court for the Eastern District of Texas. See Note 5 to the attached September 30, 1996 consolidated financial statements.


NET INTEREST EXPENSE
--------------------
Net interest expense was $11 in Third Quarter 1996 and $35 for the nine month period ended September 30, 1996, compared to $12 and $37 for the comparable 1995 periods.

INCOME TAXES
------------
Income tax expense was $27 in Third Quarter 1996 and $66 for the nine month period ended September 30, 1996, after excluding the $49 one-time tax benefit associated with the Next Level litigation costs in June 1996, compared to $22 and $77 in Third Quarter 1995 and the nine month period ended September 30, 1995, respectively, after excluding the $50 one-time tax benefit associated with the write-off of purchased in-process technology in September 1995 and the $12 credit related to the settlement of certain tax matters during the first quarter of 1995. Excluding these tax adjustments and the related pre-tax charges, the effective tax rate was 39% in Third Quarter 1996 and 38% for the nine month period ended September 30, 1996, compared to 31% and 34% in the comparable 1995 periods. The lower effective tax rates in 1995 primarily reflect the utilization of certain foreign tax credits.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
At September 30, 1996, working capital was $504 compared to $362 at December 31, 1995. The working capital increase of $142 was due primarily to inventory build-up to support business growth and the introduction of new products. Based on current levels of order input and backlog, as well as significant sales agreements not yet reflected in order and backlog levels, the Company believes that working capital levels are appropriate to support future operations. There can be no assurance, however, that future industry specific developments or general economic trends will not alter the Company's working capital requirements.

At September 30, 1996, the Company had borrowings of $337 under its revolving credit facilities, and available credit of $310 under these facilities. In August 1996, the Company amended and restated the senior bank credit agreement of GI Delaware (as further amended and restated, the "Credit Agreement") to lower its interest costs and commitment fees, increase available credit commitments and obtain greater operating flexibility with less restrictive financial and operating covenants. The Credit Agreement provides for a $650 unsecured Revolving Credit Facility and matures on December 31, 2001. Amounts outstanding under this facility are classified as long-term based on the Company's intent and ability to maintain these loans on a long-term basis. The Credit Agreement contains financial and operating covenants, including limitations on contingent obligations and liens and requires the maintenance of certain financial ratios. None of the restrictions contained in the Credit Agreement are expected to have a significant effect on the ability of the Company to operate. At September 30, 1996, the Company was in compliance with all financial and operating covenants.

During the nine month period ended September 30, 1996, the Company invested $167 in equipment and facilities. These capital expenditures were used to expand capacity to meet increased current and anticipated future demands for analog and digital products, coaxial cable and rectifiers. Capital expenditures for the year ending December 31, 1996 are expected to approximate $210 to $220.

At September 30, 1996, the Company had $43 of cash and cash equivalents on hand compared to $36 at December 31, 1995. At September 30, 1996, long-term debt, including current maturities, was $629 compared to $743 at December 31, 1995. In 1996, the Company strengthened its balance sheet and enhanced its financial flexibility through the conversion of $260 million of its 5% Convertible Junior Subordinated Notes into Common Stock.

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

        On February 20, 1996, an order was issued by the Judicial Panel on Multidistrict Litigation transferring the class and derivative actions described above to the United States District Court for the Northern District of Illinois. On June 5, 1996, an order was issued by the Judicial Panel on Multidistrict Litigation transferring the BKP Partners action to the same court. On August 5, 1996, a consolidated amended class action complaint and an amended derivative complaint were filed in that court, in essence restating the foregoing claims. On October 2, 1996, an amended complaint was filed in the BKP Partners action, in essence restating the foregoing claims.

        See also Note 5 to the attached September 30, 1996 consolidated financial statements.


Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------
        (a)  Exhibits
             --------
             Exhibit 11 - Computation of Earnings Per Share

             Exhibit 99 - Forward-Looking Information

        (b)  Report on Form 8-K
             ------------------
        No reports on Form 8-K were filed by the Registrant during the three month period ended September 30, 1996.

                                   SIGNATURE
                                   ---------
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  GENERAL INSTRUMENT CORPORATION

November 14, 1996                                 /s/Paul J. Berzenski
-----------------                                 ------------------------------
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