Form 10-K
period 1996-12-31
GENERAL INSTRUMENT CORP /DE/
filed 1997-03-21
CIK 40656

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 31, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the transition period from       to

                         COMMISSION FILE NUMBER 1-5442
                         GENERAL INSTRUMENT CORPORATION
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                        13-3575653
        State or other jurisdiction of                          (I.R.S. Employer
         incorporation or organization                         Identification No.)
          8770 WEST BRYN MAWR AVENUE                                  60631
               CHICAGO, ILLINOIS                                   (Zip Code)
   (Address of principal executive offices)

    Registrant's telephone number, including area code (773) 695-1000

    Securities registered pursuant to Section 12(b) of the Act:

                     TITLE OF EACH CLASS                               NAME OF EACH EXCHANGE ON WHICH REGISTERED
--------------------------------------------------------------  --------------------------------------------------------
            Common Stock, par value $.01 per share                              New York Stock Exchange
      5% Convertible Junior Subordinated Notes due 2000                         New York Stock Exchange

    Securities registered pursuant to Section 12(g) of the Act: None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K / /.

    The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $2.8 billion as of March 6, 1997 (based on the closing price of the stock on the New York Stock Exchange on that date). For purposes of this computation, shares held by affiliates and by directors and officers of the registrant have been excluded. Such exclusion of shares held by directors and officers is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

    Number of shares of Common Stock, par value $.01 per share, outstanding as of March 6, 1997: 136,934,426.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1996 are incorporated by reference in Parts I, II and IV.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

    Unless the context otherwise requires, references to the "Company" or "GI" include General Instrument Corporation and its direct or indirect subsidiaries, including General Instrument Corporation of Delaware ("GI Delaware"), the Company's principal operating subsidiary.

GENERAL

    The Company is a leading worldwide supplier of systems and equipment for high-performance networks delivering video, voice and data/Internet services and a world leader in the design, manufacture and sale of discrete semiconductors. The Company's Broadband Communications segment, which is comprised of the Broadband Networks Group, Satellite Data Networks Group, Next Level Communications ("NLC") and CommScope, Inc. of North Carolina ("CommScope") business units, represented 87% of the Company's consolidated sales for the year ended December 31, 1996. Broadband Communications offers a variety of products and services for the cable and satellite television industries, including digital and analog set-top systems, hybrid fiber/coaxial network transmission systems, digital satellite systems, telephone network solutions and coaxial and other high-performance cable. The Power Semiconductor Division represented 13% of the Company's consolidated sales for the year ended December 31, 1996, and is a world leader in the sale of low- to medium-power rectifiers and transient voltage suppression components used in consumer electronics, computers, telecommunications, lighting ballasts, home appliances and automotive and industrial products. The Company was organized in 1990 in connection with the acquisition of General Instrument Corporation, then a publicly traded company, by affiliates of Forstmann Little & Co., a private investment firm. Additional information regarding the Company's industry segments appears in Note 14 to the Company's consolidated financial statements included in the Annual Report to Stockholders for the year ended December 31, 1996 (the "1996 Annual Report"), incorporated herein by reference.

RECENT DEVELOPMENTS

    On January 7, 1997, the Company announced that its Board of Directors had approved a strategic restructuring plan to divide the Company into three separate public companies. The restructuring, expected to be completed in the third quarter of 1997 through a tax-free spin-off to stockholders (the "Distribution"), will create three independent companies:

    NextLevel Systems, Inc., which will be a leading worldwide supplier of systems and equipment for high-performance networks delivering video, voice and data/Internet services.

    CommScope, Inc., which will be the leading worldwide supplier of coaxial cable for broadband communications.

    General Semiconductor, Inc., now the Company's Power Semiconductor Division, which will be a world leader in the design, manufacture and sale of low- to medium-power rectifiers and transient voltage suppression components.

    The restructuring plan is subject to, among other things, the approval of the holders of a majority of the outstanding shares of the Company's Common Stock and the receipt of a ruling from the Internal Revenue Service that the separation of the three companies is not taxable to the Company or its stockholders.

    This Annual Report on Form 10-K presents information with respect to the business of the Company as a whole. In connection with the Distribution, a proxy statement will be mailed to the stockholders of the Company containing detailed information with respect to each of NextLevel Systems, Inc., CommScope, Inc. and General Semiconductor, Inc.

MARKET OVERVIEW

    The Company is a leading worldwide supplier of systems and equipment for high-performance networks delivering video, voice and data/Internet services. The Company is the only company currently providing such systems and equipment for broadband networks (i.e., networks having the capacity, or bandwidth, to transmit large volumes of information) using all of the following architectures:
(i) wired systems including analog signals over the traditional hybrid fiber coaxial cable television plant ("HFC"), digital signals over the HFC plant, and switched-digital technology over fiber-to-the-curb architecture ("FTTC"); (ii) multichannel multipoint distribution systems ("wireless cable"); and (iii) direct-to-home ("DTH") satellite television systems. The Company believes that its technological leadership position and its ability to deliver any type of content over any type of network around the world makes it well positioned to continue to be a leading provider of broadband systems and equipment regardless of the network and architecture used.

    U.S. VIDEO NETWORKS. Historically, broadband video networks in the United States have been used predominantly by cable television operators in a wired cable television architecture. Accordingly, the Company has been focused primarily on supplying traditional analog systems and equipment to cable television multiple systems operators ("MSOs").

    The Company believes that consumer demand for video entertainment is increasing, creating the need for more and varied types of programming. Based on data presented in industry trade publications and reports prepared by telecommunications industry analysts, the Company believes that the number of national cable programming networks has more than doubled since 1990. This expansion, however, is limited by the channel capacity of cable systems. Based on the sources indicated above, the Company estimates that of the more than 11,000 cable systems in the United States, only approximately 14% have the capacity to deliver 54 or more channels.

    Cable television operators are facing competition from DTH programmers using broadband networks to transmit television signals, via satellite, directly to subscribers' home receivers. Historically, most consumers had only one option for receiving multi-channel video entertainment--the local cable television operator. Currently, consumers also have access to national DTH digital television services which provide up to approximately 200 channels of programming, with high-quality digital video and audio. DIRECTV and PRIMESTAR Partners ("PRIMESTAR"), the two leading small dish DTH providers, have gained more than four million subscribers since the introduction of these digital services in 1994. The Company is the exclusive supplier of digital consumer receivers for PRIMESTAR, and is the exclusive supplier of encoders for both DIRECTV and PRIMESTAR.

    In addition, wireless cable television operators and local telephone companies have begun competing with existing cable television companies to offer video entertainment in many markets in the United States. Wireless cable is an architecture in which signals are sent from transmitter towers over the airwaves to small antennas that reside on customer homes. The Company is the leading supplier of set-top terminals for analog and digital wireless cable systems. Of the telephone companies offering video services, GTE Corporation ("GTE") has selected the Company to supply equipment for the first three sites of GTE's broadband network.

    In response to increasing consumer demand and competition, many cable television operators have increased, or are planning to increase, the number of channels they are capable of offering, either by upgrading the existing cable plant using an HFC architecture, or by implementing digital compression technology over the existing cable plant. HFC combines fiber optic and radio frequency technologies to increase the capacity, reliability and capability of a broadband network by connecting a headend to a neighborhood node using fiber optic cable and connecting the neighborhood node to the home subscriber using coaxial cable. Digital compression technology allows cable television operators to transmit the equivalent of four to ten channels of video information on the bandwidth used by one analog channel. In addition, digital signals are more resistant to noise and distortion than analog signals. Thus, digital systems will allow cable television operators to offer a very large number of high-quality video and music channels and user-friendly features, such as interactive program guides and still leave capacity to offer near-video-on-demand services. As a leading provider of HFC systems and equipment, as well as the only company shipping digital cable headend equipment and terminals in volume, the Company believes that it is well positioned to serve its traditional customer base, whichever path to increasing capacity the cable television operators choose.

    INTERNATIONAL VIDEO NETWORKS. The Company believes that international markets represent a key growth opportunity for sales of broadband networks. In 1996, international sales by the the Broadband Communications segment represented 28% of its total sales, and management's goal is to increase that percentage to approach 50% over the next several years. Based on data presented in industry trade publications and reports prepared by telecommunications industry analysts, the Company estimates that more than 80% of the television households in the world are outside the United States; however, despite the growing demand for entertainment programming in these markets, the penetration of multichannel services is approximately 21% in these markets compared to approximately 72% in the United States.

    International markets employ the same types of broadband network architectures used in the United States: traditional wired cable television; wireless cable; and DTH systems. In certain countries, like the United Kingdom, operators have been using system architectures that are similar to systems used by U.S. cable networks, partly because many of these systems are being developed by affiliates of certain U.S. cable television operators and telephone companies. The Company believes that it has a competitive advantage in these markets because of its leadership in the cable equipment market in the United States, its relationship with the U.S. cable operators, its technological leadership and its fully integrated product line. The Company also believes that it is more likely that significant growth in sales of its analog systems will be attributable to increased international deployment of broadband equipment.

    Wireless cable systems are being used internationally in areas where the cost of installing a cable television infrastructure is not justified due to the low density of homes, a relatively small subscriber base or geographical constraints. The Company believes that it has supplied a majority of the addressable cable and wireless cable systems currently in use in international markets.

    DTH systems have become increasingly popular in international markets, particularly as digital compression technology allows satellite service providers and programmers to maximize their limited transponder capacity in order to reach geographically dispersed subscribers. The Company's digital satellite television technology, DigiCipher-TM- II, which incorporates the Motion Picture Experts Group 2 ("MPEG-2") international standard for digital compression and transport, has been widely accepted in North America, but has not been widely deployed in international markets. Many of these markets have adopted a different technology, Digital Video Broadcast ("DVB"). In 1996, the Company acquired the DVB compliant Magnitude-TM- digital satellite product line from Compression Labs, Inc. The Company has, to date, employed DVB technology only in encoders and not in consumer receivers. The Company expects to have DVB compliant consumer receivers available beginning in the third quarter of 1997, and believes that the introduction of this product will enable it to compete more effectively in the international DTH market.

    HIGH-SPEED DATA NETWORKS. The Company believes that the rapid growth in personal computer ownership and, in particular, usage of on-line and Internet access services, has created a demand for increased data transmission speeds. Based on data presented in industry trade publications and reports prepared by telecommunications industry analysts, the Company estimates that there are now approximately 39 million computer households in the United States, compared with approximately 22 million in 1990, and that approximately 17 million computer households subscribe to on-line services, compared to approximately two million in 1990. Traditional telephone modems, typically delivering up to 28.8 kilobits of information per second, may not be adequate to service the proliferation of Internet sites and the increasing amounts of data, sophisticated graphics and video.

    The Company has developed a high-speed modem that delivers information via the cable television infrastructure instead of telephone lines. The Company's SURFboard-TM- modem, which began commercial shipment to cable television operators in the third quarter of 1996, is capable of delivering information down the cable at speeds up to nearly 1,000 times faster than a traditional telephone modem, while delivering instructions and other information upstream from the consumer over telephone lines. Most of the competing modems currently on the market are "two-way" cable, meaning that the information both delivered to the consumer and sent back from the consumer to the network travels over the cable plant. Because only a small percentage of existing cable systems are capable of effective two-way communications, the Company believes that its SURFboard cable modem with telephone return path is the optimal product for the current environment. The Company expects to introduce its SURFboard two-way cable product line by 1998, as more cable systems become capable of two-way communications. The Company is also developing SURFboard product lines for satellite and wireless cable applications.

    TELEPHONY NETWORKS. The Company entered a new market, the telephone local loop access market, with its purchase of NLC in September 1995. Based on data presented in industry trade publications and reports prepared by telecommunication industry analysts, the Company estimates that local telephone companies in the United States spend approximately $2 billion per year to rebuild their local loop equipment. Although the local telephone companies have been concentrating on their core business of voice transmission, they have begun to implement video and data services. The Company believes that NLC's next-generation NLevel(3) switched-digital broadband access system, which provides an integrated suite of voice, video and data services over an FTTC architecture, is an ideal solution because it allows telephone companies to upgrade their systems to provide voice-only services currently while migrating to data and video services over time. FTTC is a fiber-rich switched digital architecture in which fiber is deployed to very small neighborhood nodes, each serving eight to 50 customer homes, and the customer homes are connected to the nodes through copper cable for telephone services and coaxial or copper cable for video services.

    The Regional Bell Operating Companies ("RBOCs") are currently evaluating various architectures available to provide upgraded voice, as well as video and data services, and may determine to deploy several architectures. In the first quarter of 1997, NLC began delivering equipment under an agreement with a subsidiary of NYNEX Corporation ("NYNEX") to supply its NLevel(3) system for one million lines of telephone service in metropolitan New York and Boston. NYNEX also has options to extend its deployment of the NLevel(3) system up to five million lines. As of March 20, 1997, three of the other RBOCs had announced their intention to employ FTTC architectures using switched-digital video technology in their planned broadband networks, and four others had announced their intention to use HFC networks. Several of the RBOCs are also evaluating DTH and wireless cable.

THE COMPANY'S BROADBAND COMMUNICATIONS STRATEGY

    The Company's strategy is to use its technological leadership in secure broadband systems and equipment to enhance its leading position in its traditional markets while expanding into new markets. This strategy is based on the belief that (i) consumers, both in the U.S. and international markets, will continue to demonstrate an increasing demand for new entertainment and information services and (ii) content and service providers will continue to create new bandwidth-intensive video, voice and data applications at the upper limits of network capabilities. The Company believes that these factors will generate a continuing need for systems and equipment with greater capacity for all networks and architectures. The key elements of the Company's strategy are set forth below.

    - TECHNOLOGICAL LEADERSHIP IN ADVANCED DIGITAL NETWORKS. The Company intends to build upon its world leadership in the development and implementation of advanced broadband communications systems and equipment. The Company recently began commercial deployment of two of the most advanced communications systems in the world: its MPEG-2 digital cable television system, which provides more than 100 channels of high-quality digital video and audio, including greatly expanded pay-per-view offerings; and its NLevel(3) switched-digital broadband access system, which provides advanced voice, data and video services for the telephone local loop. The Company believes that it is the only company currently shipping digital cable headend equipment and terminals in volume and that its leadership position in core enabling technologies, such as digital compression, will enhance its ability to compete successfully in new markets.

    - DELIVERY OF ANY TYPE OF CONTENT OVER ANY NETWORK. The Company supplies a broad range of end-to-end systems that provide the capability to deliver any type of content or services--video, voice or data--over any type of network and architecture (wired analog and digital, wireless cable, satellite and FTTC). The Company believes that it is the only company capable of serving all of the service providers in this increasingly competitive environment, making it uniquely positioned to expand its leadership position in the provision of broadband networks.

    - RAPID INTERNATIONAL EXPANSION. The Company believes that a significant amount of its growth will come from international markets. There is a growing demand for entertainment programming in these markets, but the penetration of multi-channel video services is low. The Company intends to focus on expanding its international sales with the goal that international sales will approach 50% of its total sales over the next several years.

    - PROVIDE INTERNET AND DATA TRAFFIC SOLUTIONS. The Company believes that high-speed data networks are an emerging growth opportunity. Until recently, the principal barrier to expanding the bandwidth available to home users has been the speed limitations on data transmitted over copper telephone wires. The Company recently began commercial shipment of its SURFboard modem, which provides Internet and multimedia services to homes and businesses at speeds up to nearly 1,000 times faster than conventional telephone modems. The Company intends to focus on the development of its cable modem products and expects to introduce its two-way cable modem by 1998.

BUSINESS UNITS

    The Company's Broadband Communications segment, which represented 87%, 83% and 84% of the Company's consolidated sales for the years ended December 31, 1996, 1995 and 1994, respectively, is organized into four business units: the Broadband Networks Group; the Satellite Data Networks Group; NLC; and CommScope.

    The Broadband Networks Group is the world leader in digital and analog set-top systems for wired and wireless cable television networks, as well as HFC network transmission systems used by network operators.

    The Satellite Data Networks Group is the world's leading provider of digital satellite systems for programmers, DTH satellite network providers, and private networks for business communications and distance learning. It offers a complete product line of digital compression and transmissions systems including MPEG-2, DVB and Advanced Television Systems Committee (ATSC) compliant solutions. The Satellite Data Networks Group is also a leader in the development of high-speed data networks.

    NLC provides telephony network solutions through its next-generation NLevel(3) switched digital services system. This system supports both residential and small business communications services over a high-speed, digital broadband transport architecture.

    CommScope is the leading worldwide supplier of coaxial cable for broadband communications. CommScope is the largest manufacturer and supplier of coaxial cable for cable television applications and is a leading supplier of coaxial cable for satellite television and other broadband video distribution applications. CommScope also manufactures and sells electrical and optical cable for local area network ("LAN") and other high-performance cable applications.

    BROADBAND NETWORKS GROUP

    ADVANCED NETWORK SYSTEMS AND TRANSMISSION NETWORK SYSTEMS. The principal analog products of the Broadband Networks Group represented 48% 45%, and 47% of the sales of the Broadband Communications segment in the years ended December 31, 1996, 1995 and 1994, respectively. Subscriber products include primarily addressable systems which permit control, through a set-top terminal, of a subscriber's cable television services from a central headend computer without requiring access to the subscriber's premises. Addressable systems also enable a cable television operator to more easily provide pay-per-view programming services and multiple tiers of programming packages. Transmission products include headend signal processing equipment, distribution amplifiers, fiber optic transmission equipment and passive components for wired television distribution systems.

    Throughout the last several years, the Broadband Networks Group has been the market share leader in the U.S. analog-addressable market, with more than 50% of that market. The Company believes that cable television operators have sought to improve the quality, capacity and capabilities of their networks during this period by increasing their capital spending for addressable systems and transmission infrastructure upgrades. The Company expects cable television operators in the United States and abroad to continue to upgrade their basic networks and invest in new system construction primarily to compete with other television programming sources, such as DTH and cable networks planned by some telephone companies, and to develop, using U.S. architecture and systems, international markets where cable penetration is low and demand for entertainment programming is growing.

    Beginning in the second quarter of 1995, the Broadband Networks Group began shipping its CFT-2200 advanced analog terminal, which increased the functionality and features of its prior analog addressable subscriber terminals. The CFT-2200 incorporates a user feature platform that allows cable operators to deploy applications of their choice for new services, including electronic program guides, supplementary sports and entertainment information and play-along game shows, and can be modularly upgraded to deliver digital audio, providing CD-quality simulcasts of premium services. The CFT-2200 can also be upgraded to the Broadband Networks Group's second generation end-to-end digital television system, which is compatible with the MPEG-2 international standard for digital compression and transport. The Broadband Networks Group had shipped more than 1.8 million CFT-2200 units by December 31, 1996, and as of March 20, 1997, the Broadband Networks Group had received commitments and letters of intent for approximately 3.5 million additional CFT-2200 terminals.

    DIGITAL NETWORK SYSTEMS. The Company believes that the commercialization of advanced digital broadband systems and equipment, which provide for greatly expanded channel capacity and programming options, improved quality and security of signal transmission and the capability of delivering enhanced features and services, is an important market for GI. The Company also believes that its position in this developing market is significantly enhanced by the Broadband Networks Group's leadership in a key enabling technology, digital compression, which allows the broadcast of multiple digital channels in the same bandwidth occupied by one uncompressed video channel. The Broadband Networks Group, through its Digital Network Systems business unit, is deploying its digital television system that enables satellite programmers and cable television operators to deliver over their existing networks four to ten times as much information as is possible with existing analog technology. This system was the first digital video compression system to demonstrate capabilities over cable and satellite television networks. The Broadband Networks Group began shipping its first-generation digital encoders and decoders for satellite programmers and cable television commercial headend operators in 1993.

    The Company expects that cable and other broadband network operators will begin to deploy digital terminals in their customers' homes in order to take advantage of the enhanced capabilities of the digital networks. The rate of deployment will depend largely on consumer demand for new services made available through the digital network and the relative cost of the more advanced digital terminals. The Broadband Networks Group sold its first 100,000 DCT-1000 digital subscriber terminals in the fourth quarter of 1996, and also sold 12 headend systems with the capacity to deliver digital services to more than two million subscribers. As of March 20, 1997, the Broadband Networks Group had obtained commitments and letters of intent for more than four million DCT-1000 and DWT-1000 terminals from major North American cable and wireless cable system operators and GTE. The Broadband Networks Group has entered into an agreement to supply network equipment, featuring CFT-2200 and DCT-1000 digital terminals, for the first three sites of GTE's planned HFC network. The Broadband Networks Group is working with AT&T Network Systems to bring advanced services to GTE's customers in these new video dial-tone networks.

    The Broadband Networks Group's digital terminals incorporate the MPEG-2 international standard, and the Company's digital television system has the capacity to carry various video, audio and data elements through a complex information infrastructure that will have an improved capability to interact with other consumer devices using MPEG-2 compression.

    SATELLITE DATA NETWORKS GROUP

    DIGITAL AND ANALOG SATELLITE PRODUCTS. The Satellite Data Networks Group designs, manufactures and sells analog and digital satellite uplink and downlink products for commercial and consumer use. Using the Company's DigiCipher digital technology, commercial customers are able to compress their video, audio and data transmissions resulting in significant cost savings over traditional analog transmission. The Satellite Data Networks Group also offers state-of-the-art network management and access control products and services allowing program packagers to efficiently and cost-effectively manage customer transactions and securely transmit their programming to only authorized end-users. For consumers, the Satellite Data Networks Group provides "user friendly" graphical user interfaces, excellent video quality and high-end audio reception. Satellite products represented 25%, 31% and 27% of the sales of the Broadband Communications segment for the years ended December 31, 1996, 1995 and 1994, respectively. The Satellite Data Networks Group is the leading manufacturer of access control and scrambling and descrambling equipment used by television programmers for the satellite distribution of proprietary programming.

    The Satellite Data Networks Group was a pioneer in digital satellite television with its DigiCipher I system, the world's first digital compression, access control and encryption transport system designed for the delivery of video entertainment signals. The digital system relies on encoders located at the point where programming originates, and decoders located at either commercial headends or at consumers' homes for use with their satellite dishes.

    In the second quarter of 1994, the Satellite Data Networks Group began deployment of DigiCipher I consumer receivers to PRIMESTAR, a consortium of cable television operators and GE Americom, which offers a medium-power Ku-band DTH television system, and, through December 31, 1996, had delivered approximately 2.3 million DigiCipher I receivers to PRIMESTAR. The Satellite Data Networks Group began shipment of its second generation, MPEG-2 compatible DigiCipher II system and Magnitude system, which utilizes the DVB standard, in 1996.

    The Satellite Data Networks Group is the sole supplier of digital satellite receivers to PRIMESTAR and digital satellite encoders for DTH providers PRIMESTAR, DIRECTV, USSB, Galaxy Latin America and DIRECTV Japan. The Satellite Data Networks Group is also a leading supplier of digital satellite systems to private networks for such applications as business communications and distance learning. The group's digital satellite systems are in use by organizations such as Ford Motor Company and South Carolina Educational TV.

    The analog satellite products of the Company are the exclusive systems for the distribution of encrypted C-band (large dish) satellite-delivered programming to cable television operators and large-diameter backyard satellite dish owners. The system consists primarily of scramblers, which are installed at the point where the programming originates, and descramblers, which are installed at the commercial headends of cable television systems or purchased by consumers for use with their backyard C-band satellite dishes.

    Sales of analog consumer descramblers have declined, as expected, to minimal levels over the past two years as a result of the availability of competing satellite video services. The Company plans to introduce, in the second quarter of 1997, its first digital descramblers for the backyard C-band market. This product, called 4DTV-TM-, will allow C-band dish owners to take advantage of the wealth of digital programming now being transmitted by satellite. There can be no assurance, however, that volume shipments of 4DTV will commence in 1997 or as to the degree of market acceptance of this new product.

    HIGH-SPEED DATA NETWORKS. The Company believes that high-speed data networks are an emerging growth opportunity for the Satellite Data Networks Group. The initial product offered by the group is the SURFboard cable modem, which provides Internet and multimedia services to homes and businesses at speeds up to nearly 1,000 times faster than conventional telephone modems. Initial commercial shipment of SURFboard modems for cable networks commenced during the third quarter of 1996. SURFboard modems are scheduled to be deployed by several cable television operators in the United States and abroad. Most of the competing modems currently on the market are "two-way" cable, meaning that the information both delivered to the consumer and sent back from the consumer to the network travels over the cable plant. Because only a small percentage of existing cable systems are capable of effective two-way communications, the Company believes that its SURFboard cable modem with telephone return path is the optimal product for the current environment. The Company expects to introduce its SURFboard two-way cable product line by 1998, as more cable systems become capable of two-way communications. There can be no assurance that this new product will be available for volume shipments in 1997 or as to the degree of its market acceptance. The Company is currently developing versions of the SURFboard modem for use in wireless and satellite networks.

    NLC

    In September 1995, the Company acquired NLC, which was formed to design, manufacture and market a next-generation telecommunications broadband access system for the delivery of telephony, video, and data from a telephone company central office or cable television headend to the home. NLC's product, NLevel(3), is designed to permit the cost-effective delivery of a suite of standard telephony and advanced services such as high-speed data/Internet, work-at-home, distance learning, video-on-demand and video-telephony to the home from a single access platform. The NLevel(3) system is designed to work with and enhance existing telephony networks and offers the capability to provide voice services (POTS), ISDN, high-speed data/Internet and video services over both copper-twisted-pair and FTTC networks.

    In the fourth quarter of 1996, NLC entered into an agreement with a subsidiary of NYNEX, pursuant to which NLC will supply its NLevel(3) system for one million lines of telephone service in metropolitan New York and Boston. Initial shipments for the greater Boston area began in the first quarter of 1997. NYNEX also has options to extend its deployment of the NLevel(3) system up to five million lines. NLC has also demonstrated NLevel(3) for the other RBOCs, and three of those RBOCs have announced their intention to employ FTTC architectures using switched-digital video technology in their planned broadband networks.

    A significant amount of research and development expenditures will be required to fund the successful deployment and market growth of telephony networks. The Company does not expect NLC to generate significant revenues until 1998, and there can be no assurance that delays will not occur in the deployment of NLC's products or that such products will be commercially successful.

    COMMSCOPE

    CommScope is the leading worldwide supplier of coaxial cable for broadband communications. As cable television, telephone, Internet access and other communication services converge, broadband communication systems are increasingly being configured in a hybrid design that includes both fiber optic and coaxial cables. CommScope also manufactures and sells electrical and optical cable for LANs and other high-performance applications.

    CommScope is the largest manufacturer and supplier of coaxial cable for cable television applications in the United States in terms of sales volume, with more than a 50% market share in 1996, and is a leading supplier of coaxial cable for satellite television and other broadband video distribution applications. The Company believes that CommScope's competitive strength in the coaxial cable market is due to its extensive coaxial cable product line, its delivery and service capability and its efficient, low-cost manufacturing operations. CommScope also supplies the developing market for high-bandwidth coaxial cables used in HFC networks that provide local access to a combination of services that can include cable television, telephone and Internet access.

    Cable television service has traditionally been provided primarily by cable television system operators or MSOs that have been awarded franchises from the municipalities they serve. In response to increasing competitive pressures, MSOs have been expanding the variety of their service offerings not only for video, but for Internet access and telephony, which generally require increasing amounts of system bandwidth. MSOs have generally adopted, and the Company believes that for the foreseeable future will continue to adopt, HFC cable system designs when seeking to increase system bandwidth. Such systems combine the advantages of fiber optic cable in transmitting clear signals over a long distance without amplification, and the advantages of coaxial cable in ease of installation, low cost and compatibility with the receiving components of the customer's communications devices. The Company believes that while MSOs are likely to increase their use of fiber optic cable for the trunk and feeder portions of their cable systems, there will be an ongoing need for high-capacity coaxial cable for the local distribution and street-to-the-home portions of the cable system because coaxial cable remains the most cost effective means for the transmission of broadband signals to the home over shorter distances in cable networks. For local distribution purposes, coaxial cable has the necessary signal carrying capacity or bandwidth to handle upstream and downstream signal transmission.

    As of January 1997, CommScope has provided coaxial cables to most major U.S. telephone operating companies, several of which have announced plans to install broadband networks for the delivery of video, telephone and other services to some portion, or all, of their telephone service areas. The broadband networks that are being proposed by some of the telephone companies utilize HFC technologies similar to those employed by many cable television operators. While there is no assurance that these proposed networks will be built, to the extent they are implemented, they could represent a significant incremental sales opportunity for CommScope beyond its traditional cable television customer base.

    The acquisition of the Thermatics Division of Teledyne Industries, Inc. in May 1996 enhanced CommScope's LAN cable manufacturing capability and expanded CommScope's product capability and market presence into other high-performance cable markets. These markets include aircraft and aerospace wiring, industrial, automotive and other specialty cable markets that require cables to perform in extremely hostile operating environments. As a result of this acquisition, CommScope broadened its array of cable manufacturing process and product capabilities.

    POWER SEMICONDUCTOR DIVISION

    The Power Semiconductor Division (which represented 13%, 17% and 16% of the Company's consolidated sales in the years ended December 31, 1996, 1995 and 1994, respectively) is a world leader in the design, manufacture and sale of low- to medium-power rectifiers and transient voltage suppression components in axial, bridge, surface mount and array packages. These products are used throughout the electrical and electronics industries to condition current and voltage and to protect electrical circuits from power surges. Applications include components for circuits in consumer electronics, computers, telecommunications, computers, lighting ballasts, home appliances and automotive and industrial products.

    The use of semiconductors has expanded well beyond computer systems, to applications such as communication systems, automotive systems, consumer goods and industrial automation and control systems as product performance has been enhanced and size and cost have decreased. In addition, system users and designers now demand systems with more functionality, higher levels of performance, greater reliability and shorter design cycle times, all in smaller packages and at lower costs. These demands have resulted in increased semiconductor content as a percentage of system content. Other industry market segments where semiconductors are becoming more prevalent include: industrial applications (manufacturing systems, industrial controls, security and energy management and medical equipment); consumer applications (audio, video, personal electronics, video games and appliances); and automotive systems (engine management, anti-lock braking systems, climate control, collision warning and in-car entertainment). The increasing semiconductor content in these products combined with a broadening of end markets in all regions worldwide have created a more stable demand for semiconductor suppliers that sell globally into multiple markets.

    Given the growing prevalence of semiconductors in other market segments, the Company believes that new products and technologies will play a significant role in the Power Semiconductor Division's growth. The Company further believes that, based upon its current product offerings, the Power Semiconductor Division is well positioned to compete for market share in these other segments. For example, the Power Semiconductor Division's patented Passivated Anisotrophic Rectifier process is increasing the reliability of many automotive electronics applications. In addition, the Power Semiconductor Division has developed a new line of transient voltage protection devices and a new line of rectifiers for automotive applications.

    The Company believes that the competitive strengths of the Power Semiconductor Division are its continued commitment to global distribution and customer service, value-added manufacturing, technological leadership and new product innovation. The Power Semiconductor Division is a leader in sales of low-to medium-power rectifiers and transient voltage suppression components in North America, Southeast Asia and Europe, with 72% of its worldwide sales for the year ended December 31, 1996 generated from international sales.

    The Power Semiconductor Division has undertaken a significant capacity expansion in order to meet the demand for its products worldwide. The Power Semiconductor Division owns a manufacturing facility in the Peoples' Republic of China and expects to begin production of bridge and standard rectifiers at this facility in the third quarter of 1997.

TECHNOLOGY AND LICENSING

    The Company believes it is in the unique position of currently producing the majority of the world's analog-addressable systems, while also leading the deployment of the digital technology that will eventually replace these systems. As a result, the Company will seek to build upon its core enabling technologies, digital compression, encryption and conditional access and control, in order to lead the transition of the market for broadband communications networks from analog to digital systems. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--New Technologies" incorporated herein by reference from the 1996 Annual Report.

    GI began shipment of its MPEG-2 system to satellite television programmers in early 1996, and began delivery of MPEG-2 systems to cable television operators in the fourth quarter of 1996. To allow for broad deployment of the Company's MPEG-2 system, a number of semiconductor manufacturers have received licenses, including Motorola, SGS-THOMSON Microelectronics, LSI Logic, C-Cube Microsystems and Samsung Electronics. To ensure the availability of interoperable equipment to cable television operators and other digital providers, DigiCipher II/MPEG-2 technology has been licensed to Hewlett-Packard, Zenith and Pace Micro Technology, Ltd., a major supplier of DTH satellite television systems in international markets.

    The Company has also entered into other license agreements, both as licensor and licensee, covering certain products and processes with various companies. Under one such agreement, the Company holds a non-exclusive worldwide license under an unaffiliated third party's patent regarding encryption and decryption of satellite television signals. These license agreements require the payment of certain royalties which are not expected to be material to the Company's consolidated financial statements.

RESEARCH AND DEVELOPMENT

    The Company actively pursues the development of new technologies and applications. Research and development expenditures for the year ended December 31, 1996 were $209 million and are expected to be approximately $225 million for the year ending December 31, 1997, compared to $147 million and $111 million for the years ended December 31, 1995 and 1994, respectively. Research and development expenditures reflect continued development of the next generation of cable set-top terminals, which incorporate digital compression and multimedia capabilities, broadband telephony and switched digital video products, cable modems, advanced digital systems for cable and satellite television distribution, next-generation direct broadcast satellite systems and product development through strategic alliances.

SALES AND DISTRIBUTION

    The Company's Broadband Communications products and services are marketed primarily to cable television operators, cable and satellite television programmers and providers, and telephone companies. Demand for the Company's products and services depends primarily on capital spending by cable television operators, satellite programmers and telephone companies for constructing, rebuilding or upgrading their systems. The amount of this capital spending and, therefore, a majority of GI's sales and profitability, are affected by a variety of factors, including general economic conditions, access by cable television operators to financing, regulation of telecommunications service providers and technological developments in the broadband communications industry. Although GI believes that cable television capital spending has increased, there can be no assurance that such increases will continue or that such increased level of cable television capital spending will be maintained.

    Broadband communications systems are sold primarily through the efforts of sales engineers or other sales personnel employed by the Company who are skilled in the technology of the particular system. The Power Semiconductor Division's products are targeted primarily to the computer, automotive, telecommunications and consumer electronics industries. They are sold primarily through distributors and sales representatives as well as directly by the division's sales personnel.

    Because a limited number of cable and satellite television operators provide services to a large percentage of television households in the United States, the loss of some of these operators as customers could have a material adverse effect on the Company's sales. Tele-Communications, Inc., including its affiliates, accounted for 17% of GI's consolidated net sales for the year ended December 31, 1996, and was the only customer of GI that accounted for 10% or more of the Company's consolidated net sales during this period.

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

                                                                               BACKLOG
                                                                            (IN MILLIONS)
                                                                   --------------------------------
                                                                    DECEMBER 31,     DECEMBER 31,
                                                                        1996             1995
                                                                   ---------------  ---------------
Broadband Communications.........................................     $     442        $     531
Power Semiconductor..............................................           141              248
                                                                          -----            -----
Total............................................................     $     583        $     779
                                                                          -----            -----
                                                                          -----            -----

COMPETITION

    The Company's products and services compete with those of a substantial number of foreign and domestic companies, some with greater resources, financial or otherwise, than the Company, and the rapid technological changes occurring in the Company's markets are expected to lead to the entry of new competitors. The Company's ability to anticipate technological changes and introduce enhanced products on a timely basis will be a significant factor in its ability to expand and remain competitive. Existing competitors' actions and new entrants may have an adverse impact on the Company's sales and profitability. The Company believes that it enjoys a strong competitive position in its existing cable and satellite television markets due to its large installed cable television equipment base, its strong relationships with the major cable television operators and satellite television programmers, its technological leadership and new product development capabilities, and the likely need for compatibility of new technologies with currently installed systems. There can be no assurance, however, that competitors will not be able to develop systems compatible with, or that are alternatives to, the Company's proprietary technology or systems or that the Company will be able to introduce new products and technologies on a timely basis. In addition, the Company, through NLC, has entered into a new market, the local telephone access equipment market, in which NLC will be competing with a number of well-established existing suppliers. There is no assurance that the Company will be successful in this market.

EMPLOYEES

    At December 31, 1996, approximately 14,200 people were employed by GI. Of these employees, approximately 5,200, 4,500 and 2,600 were located at GI's U.S., Taiwan and Mexico facilities, respectively, with the balance located in Puerto Rico, Europe and the Far East. GI believes its relations with its employees, and, where they are represented by unions, its relations with their unions, are good. As of December 31, 1996, approximately 5,300 of GI's employees were covered by collective bargaining agreements. Of these employees, approximately 4,400 were located at its Taiwan facilities, approximately 400 were located at its Mexico facilities, approximately 400 were located at its Ireland facilities and the balance were located at its Westbury, New York, and certain Far East facilities.

RAW MATERIALS

    The Company purchases raw materials from many sources in the United States, as well as from sources in the Far East, Canada and Europe and its products include certain components that are currently available only from single sources. The Company has in effect inventory controls and other policies intended to minimize the effect of any interruption in the supply of these components. There is no single supplier the loss of which would have a continuing material adverse effect on the Company.

ENVIRONMENT

    The Company is subject to various federal, state, local and foreign laws and regulations governing the use, discharge and disposal of hazardous materials. The Company's manufacturing facilities are believed to be in substantial compliance with current laws and regulations. Compliance with current laws and regulations has not had, and is not expected to have, a material adverse effect on the Company's financial condition. The Company is involved in remediation programs, principally with respect to former manufacturing sites, that are proceeding in conjunction with federal and state regulatory oversight. In addition, the Company is currently named as a "potentially responsible party" with respect to the disposal of hazardous waste at nine hazardous waste sites located in six states and Puerto Rico.

    The Company has engaged independent consultants to assist management in evaluating potential liabilities related to environmental matters. The Company's management assesses the input from these independent consultants along with other information known to the Company in its effort to continually monitor these potential liabilities. Management assesses its environmental exposure on a site-by-site basis, including those sites where the Company has been named a "potentially responsible party." Such assessments include the Company's share of remediation costs, information known to the Company concerning the size of the hazardous waste sites, their years of operation and the number of past users and their financial viability. Although the Company estimates, based on assessments and evaluations made by management, that its exposure with respect to these environmental matters could be as high as $58 million, the Company believes that the reserve for environmental matters of $38 million at December 31, 1996 is reasonable and adequate. However, there can be no assurance that the ultimate resolution of these matters will approximate the amount reserved. Further information regarding the Company's environmental matters appears in Note 9 to the Company's consolidated financial statements included in the 1996 Annual Report, incorporated herein by reference.

CAPITAL EXPENDITURES

    Capital expenditures were $228 million, $159 million and $136 million in the years ended December 31, 1996, 1995 and 1994, respectively. Such expenditures were primarily in support of capacity expansion across all businesses to meet increased current and future demands for analog and digital products, coaxial cable and power rectifiers. In 1997, the Company expects to continue to expand its capacity to meet current and future demands, with capital expenditures for the year ending December 31, 1997 expected to approximate $250 million.

                          FORWARD-LOOKING INFORMATION

    The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This Form 10-K, the 1996 Annual Report, any Form 10-Q or any Form 8-K of the Company or any other written or oral statements made by or on behalf of the Company may include forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are identified by their use of such terms and phrases as "intends," "intend," "intended," "goal," "estimate," "estimates," "expects," "expect," "expected," "project," "projects," "projected," "projections," "plans," "anticipates," "anticipated," "should," "designed to," "forseeable future," "believe," "believes," and "scheduled." These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors include, but are not limited to, uncertainties relating to general political and economic conditions, uncertainties relating to government and regulatory policies, uncertainties relating to customer plans and commitments, the Company's dependence on the cable television industry and cable television spending, signal security, the pricing and availability of equipment, materials and inventories, technological developments, the competitive environment in which the Company operates, changes in the financial markets relating to the Company's capital structure and cost of capital, the uncertainties inherent in international operations, foreign currency fluctuations and authoritative generally accepted accounting principles or policy changes from such standard-setting bodies as the Financial Accounting Standards Board and the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 2. PROPERTIES

    The Company has manufacturing, warehouse, sales, research and development and administrative facilities worldwide which have an aggregate floor space of approximately 3.9 million square feet. Of these facilities, aggregate floor space of approximately 1.3 million square feet is leased, and the remainder is owned by GI. Leases expire on various dates through the year 2009. GI operates manufacturing facilities in 13 locations worldwide containing aggregate floor space of approximately two million square feet. The Power Semiconductor Division utilizes four manufacturing facilities with an aggregate floor space of approximately 0.6 million square feet, including its facility in Tianjin, China, which is expected to begin production in the third quarter of 1997. GI does not believe there is any material long-term excess capacity in its facilities, although utilization is subject to change based on customer demand. GI believes that its facilities and equipment generally are well maintained, in good operating condition and suitable for GI's purposes and adequate for its present operations.

ITEM 3. LEGAL PROCEEDINGS

    On June 11, 1996, the United States District Court for the Eastern District of Texas entered judgment against NLC and two of its founders for $136.7 million plus interest in an action entitled DSC COMMUNICATIONS CORPORATION AND DSC TECHNOLOGIES CORPORATION V. NEXT LEVEL COMMUNICATION, THOMAS R. EAMES AND PETER
W. KEELER, Case No. 4:95cv96, which had been brought on April 10, 1995 by DSC Communications Corporation and DSC Technologies Corporation (collectively, "DSC") alleging, among other things, that the individual defendants diverted a corporate opportunity of DSC and misappropriated its trade secrets and that NLC made use of or benefited from these actions. The judgment was entered on the corporate opportunity count and a related conspiracy count. The District Court denied DSC's request to aggregate amounts awarded by the jury on the various claims so as to arrive at a total judgment in excess of $369 million plus pre-judgment interest and attorneys' fees, and it also denied DSC's request for entry of permanent injunctive relief. In connection with the acquisition of NLC, the Company agreed to indemnify the founders, to the extent permitted by applicable law, for any judgment awarded against them in the matter, and following entry of judgment the Company recorded a charge to earnings of $141 million reflecting the judgment and costs of litigation. On February 28, 1997, the Court of Appeals affirmed the denial of DSC's request for injunctive relief, ruled that the claim for diversion of a corporate opportunity was legally insufficient and remanded the case to the District Court for entry of judgment on the jury award for misappropriation of trade secrets which, as revised by the District Court, would be for not more than $137.7 million (including the award on a related conspiracy count), plus accrued interest. Enforcement of the judgment was stayed pending the determination of the appeal. Both parties have filed motions for rehearing with the Court of Appeals, and these motions have not been decided as of the date hereof.

    A securities class action is presently pending in the United States District Court for the Northern District of Illinois, Eastern Division, IN RE GENERAL INSTRUMENT CORPORATION SECURITIES LITIGATION. This action, which consolidates numerous class action complaints filed in various courts between October 10 and October 27, 1995, is brought by plaintiffs, on their own behalves and as representatives of a class of purchasers of the Company's Common Stock during the period March 21, 1995 through October 18, 1995. The complaint alleges that the Company and certain of its officers and directors, as well as Forstmann Little & Co. and certain related entities, violated the federal securities laws, namely, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), by allegedly making false and misleading statements and failing to disclose material facts about the Company's planned shipments in 1995 of its CFT-2200 and DigiCipher II products. The plaintiffs have moved for class certification. The Company has filed a motion to dismiss the Consolidated Amended Class Action Complaint. Also pending in the same court, under the same name, is a derivative action brought on behalf of the Company. The derivative action alleges that the members of the Company's Board of Directors, several of its officers and Forstmann Little & Co. and related entities had breached their fiduciary duties by reason of the matter complained of in the class action and the defendants' alleged use of material non-public information to sell shares of the Company's stock for personal gain. The Company has filed a motion to dismiss the derivative complaint.

    An action entitled BKP PARTNERS. L.P. V. GENERAL INSTRUMENT CORP. was brought in February 1996 by shareholders of NLC, which was merged into a subsidiary of the Company in September 1995. The action was originally filed in the Northern District of California and was subsequently transferred to the Northern District of Illinois. The complaint alleges that the Company's Common Stock, which was received by the plaintiffs as a result of the merger, was overpriced because of the matters complained of in the class action and the Company's failure to disclose information concerning a significant reduction in its gross margin. The Company has filed a motion to dismiss the complaint.

    While the ultimate outcome of the matters described above cannot be determined, management does not believe that the final disposition of these matters beyond the amounts previously provided for in the financial statements will have a material adverse effect on the Company's financial statements. GI is involved in various other litigation matters, none of which are expected to have a material adverse effect on the Company's financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the Company's security holders during the three months ended December 31, 1996.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Information required by this Item is contained in Note 15 to the consolidated financial statements included in the 1996 Annual Report, incorporated herein by reference.

    As of March 6, 1997, the approximate number of registered stockholders of record of the Company's Common Stock was 921.

ITEM 6. SELECTED FINANCIAL DATA

    Information required by this Item is contained in the Five Year Summary included in the 1996 Annual Report, incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS

    Information required by this Item is contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the 1996 Annual Report, incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Information required by this Item is contained in the consolidated financial statements of the Company as of December 31, 1996 and 1995 and for each of the years ended December 31, 1996, 1995 and 1994, the notes to the consolidated financial statements, and the independent auditors' report thereon, and in the Company's unaudited quarterly financial data for the two-year period ended December 31, 1996, included in the 1996 Annual Report, incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
     ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Set forth below are the directors and executive officers of the Company as of March 20, 1997. Certain executive officers of the Company also serve as president of the various divisions and subsidiaries of GI Delaware. Officers serve at the discretion of the Board of Directors.

NAME                           AGE                           POSITION(S) WITH THE COMPANY
--------------------------  ---------  -------------------------------------------------------------------------
Richard S. Friedland               46  Chairman of the Board and Chief Executive Officer
Nicholas C. Forstmann              50  Director
Theodore J. Forstmann              57  Director
John Seely Brown                   56  Director
Lynn Forester                      42  Director
Steven B. Klinsky                  40  Director
Alex M. Mandl                      53  Director
J. Tracy O'Rourke                  62  Director
Felix G. Rohatyn                   68  Director
Frank M. Drendel                   52  Director and Chairman, President and Chief Executive Officer, CommScope,
                                       Inc. of North Carolina, a subsidiary of GI Delaware
Richard D. Badler                  46  Vice President, Corporate Communications
Paul J. Berzenski                  44  Vice President and Controller
Charles T. Dickson                 42  Vice President and Chief Financial Officer
Thomas A. Dumit                    54  Vice President, General Counsel and Chief Administrative Officer
Susan M. Meyer                     53  Vice President, Secretary and Deputy General Counsel
Kenneth Pelowski                   37  Vice President, Corporate Development
Richard C. Smith                   52  Vice President, Taxes and Treasurer
Clark E. Tucker                    47  Vice President, Human Resources
Michael R. Bernique                53  Vice President and President, Satellite Data Networks Group
Edward D. Breen                    41  Vice President and President, Broadband Networks Group
Ronald A. Ostertag                 56  Vice President and President, Power Semiconductor Division

    The principal occupations and positions for the past several years of each of the directors and executive officers of the Company are as follows:

    Richard S. Friedland has been a director of the Company since October 1993. He became President and Chief Operating Officer of the Company in October 1993, Chief Executive Officer of the Company in August 1995 and Chairman of the Board of Directors of the Company in December 1995. He was Chief Financial Officer of the Company and GI Delaware from March 1992 to January 1994 and Vice President, Finance of the Company from May 1991 to October 1993. He was Vice President, Finance and Assistant Secretary of GI Delaware from October 1990 to October 1993 and Vice President and Controller of GI Delaware from November 1988 to January 1994. Mr. Friedland is a director of Department 56, Inc.

    Nicholas C. Forstmann served as a director of GI Delaware from August 1990 to March 1992, when he was elected to serve as a director of the Company. He has been a General Partner of FLC Partnership, L.P., the General Partner of Forstmann Little & Co., since he co-founded Forstmann Little & Co. in 1978. He is a director of Department 56, Inc. and Gulfstream Aerospace Corporation.

    Theodore J. Forstmann served as a director of GI Delaware from August 1990 to March 1992, when he was elected to serve as a director of the Company. He has been a General Partner of FLC Partnership, L.P., the General Partner of Forstmann Little & Co., since he co-founded Forstmann Little & Co. in 1978. He is a director of Gulfstream Aerospace Corporation.

    John Seely Brown has been a director of the Company since July 1993. He has been Chief Scientist of Xerox Corporation since 1992 and Corporate Vice President of Xerox Corporation since 1990. He is also the director for the Xerox Palo Alto Research Center. He is a Fellow of the American Association for Artificial Intelligence and a member of the National Academy of Education.

    Lynn Forester has been a director of the Company since February 1995. She has been President and Chief Executive Officer of FirstMark Holdings, Inc., since 1984, and of NetWave, Inc., an Internet company, since 1996. From 1989 to December 1994, she was Chairman and Chief Executive Officer of TPI Communications International, Inc., a radio common carrier and paging company. She is a director of Gulfstream Aerospace Corporation and Vice Chairman of the Corporate Commission on Educational Technology.

    Steven B. Klinsky served as a director of GI Delaware from August 1990 to March 1992, when he was elected to serve as a director of the Company. He has been a General Partner of FLC Partnership, L.P., the General Partner of Forstmann Little & Co., since December 1986.

    Alex M. Mandl has been a director of the Company since December 1996. Mr. Mandl is Chairman and Chief Executive Officer of Associated Communications. Prior to joining Associated Communications in September 1996, Mr. Mandl had served with AT&T, as President and Chief Operating Officer from January 1996 to August 1996; from 1993-1995, as Executive Vice President of AT&T and Chief Executive Officer of AT&T Communications Services Group; and from 1991-1993, as Chief Financial Officer and Group Executive of AT&T. He is a director of Warner-Lambert Company, Carnegie Hall and WETA-TV-FM Washington.

    J. Tracy O'Rourke served as a director of GI Delaware from September 1990 to March 1992, when he was elected to serve as a director of the Company. He has been Chairman and Chief Executive Officer of Varian Associates, Inc., a manufacturer of health care systems, semiconductor manufacturing equipment and analytical instruments, since early 1990. He is a director of National Semiconductor Corp.

    Felix G. Rohatyn has been a director of the Company since October 1993. He has been a managing director of Lazard Freres & Co. LLC, Investment Bankers, since 1960 and served as Chairman of the Municipal Assistance Corporation for The City of New York from 1975 to October 1993. He is a director of Crown, Cork & Seal Co., Inc. and Pfizer Inc.

    Frank M. Drendel served as a director of GI Delaware and its predecessors from 1987 to March 1992, when he was elected to serve as a director of the Company. He has served as Chairman and President of CommScope since 1986 and has served as Chief Executive Officer of CommScope since 1976.

    Richard D. Badler became Vice President, Corporate Communications of the Company in February 1996. He was an Executive Vice President and Account Director of Golin/Harris Communications from September 1993 to February 1996 and Director of Public Affairs for Kraft General Foods from May 1990 to September 1993.

    Paul J. Berzenski became Controller of the Company in January 1994 and Vice President of the Company in November 1994. He was Assistant Controller of GI Delaware from January 1991 to January 1994.

    Charles T. Dickson became Vice President and Chief Financial Officer of the Company in January 1994. He was Vice President-Finance and Administration of several divisions of MCI Communications Corporation from 1988 to 1993.

    Thomas A. Dumit became Vice President, General Counsel and Secretary of the Company in 1991 and Chief Administrative Officer of the Company in December 1995.

    Susan M. Meyer became Vice President and Secretary of the Company in December 1995, and has been Deputy General Counsel of the Company since February 1991. Ms. Meyer was Assistant Secretary of GI Delaware from June 1992 to December 1995.

    Kenneth Pelowski became Vice President, Corporate Development of the Company in June 1996. Mr. Pelowski was Vice President, Corporate Planning and Development with Quantum Corporation from May 1995 to June 1996 and from 1989 to 1995, he was Senior Director, Corporate Planning and Development at Sun Microsystems.

    Richard C. Smith has been Vice President of GI Delaware since March 1989 and Treasurer of the Company since September 1991. Mr. Smith has been Vice President and Assistant Secretary of the Company since May 1991 and has been Treasurer of the Company since March 1992.

    Clark E. Tucker has been Vice President, Human Resources of GI since May 1995. From August 1992 until November 1994, Mr. Tucker was Vice President, Human Resources for Witco Corporation; from April 1990 until August 1992, he served as a management consultant with Towers, Perrin, Forster & Crosby.

    Michael R. Bernique has been Vice President of the Company and President of the Company's Satellite Data Networks Group since June 1996. From December 1993 to December 1995, Mr. Bernique was Senior Vice President North American Sales and Service of DSC Communications and from December 1992 to December 1993, he was Vice President and General Manager of Transmission Products for DSC Communications.

    Edward D. Breen became President of the Company's Broadband Networks Group in February 1996 and Vice President of the Company in November 1994. He was Executive Vice President, Terrestrial Systems, from October 1994 to January 1996 and Senior Vice President of Sales from June 1988 to October 1994.

    Ronald A. Ostertag has been Vice President of the Company since February 1989 and President of the Power Semiconductor Division since September 1990.

    Theodore J. Forstmann and Nicholas C. Forstmann, both of whom are directors of the Company, are brothers.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Exchange Act requires the Company's directors and executive officers and holders of more than 10% of the Company's Common Stock to file with the Securities and Exchange Commission reports of ownership and changes in ownership of the Company's Common Stock and other equity securities of the Company on Forms 3, 4 and 5. The Company undertakes to make such filings on behalf of its directors and officers. Based on written representations of reporting persons and a review of those reports, the Company believes that during the year ended December 31, 1996, its officers and directors and holders of more than 10% of the Company's Common Stock complied with all applicable
Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

    The following table sets forth individual compensation information for all services rendered in all capacities during the periods described below for the individuals who served as Chief Executive Officer during 1996 and the four most highly compensated executive officers of the Company (other than the Chief Executive Officer) who were serving as executive officers at December 31, 1996. The following table sets forth compensation information for each of those individuals for the years ended December 31, 1996, 1995 and 1994.

                           SUMMARY COMPENSATION TABLE

                                                                                                                 LONG-TERM
                                                                                 ANNUAL COMPENSATION        COMPENSATION AWARDS
                                                                               ------------------------  -------------------------
                                                                                                          SECURITIES     ALL OTHER
                                                                                                          UNDERLYING      COMPEN-
NAME AND PRINCIPAL POSITION                                                    YEAR   SALARY   BONUS(A)  OPTIONS(#)(B)    SATION
-----------------------------------------------------------------------------  ----  --------  --------  -------------   ---------
Richard S. Friedland.........................................................  1996  $750,000  $  --        250,000       $ 5,460(c)
  Chairman and Chief Executive Officer                                         1995   589,583(d)  214,445(d)    560,000     5,460
                                                                               1994   420,000   327,600     270,000         5,460

Frank M. Drendel.............................................................  1996  $410,016  $ 93,275      24,000       $17,976(e)
  Chairman, President and Chief Executive Officer of CommScope, Inc. of North  1995   410,016   114,185      24,000        19,937
  Carolina and Director of the Company                                         1994   398,808   163,757      72,000        17,154

Thomas A. Dumit..............................................................  1996  $345,000  $  --         42,000       $ 5,460(c)
  Vice President, General Counsel and Chief Administrative Officer             1995   320,000    89,120      24,000         5,460
                                                                               1994   310,999   134,753      48,000         5,460

Ronald A. Ostertag...........................................................  1996  $320,000  $  --         30,000       $ 5,460(c)
  Vice President and President, Power Semiconductor Division                   1995   305,000   195,810      24,000         5,460
                                                                               1994   280,000   110,122      72,000         6,516

Edward D. Breen..............................................................  1996  $300,000  $ 62,820      60,000       $ 4,568(f)
  Vice President and President, Broadband Networks Group                       1995   227,872    25,339      16,000         3,618
                                                                               1994   199,770    95,216     104,000         3,517

------------------------

(a) Amounts reported for 1996 reflect cash bonus awards paid pursuant to the General Instrument Corporation Annual Incentive Plan (the "Annual Incentive Plan") in 1997 with respect to performance in 1996. Amounts reported for 1995 reflect cash bonus awards paid pursuant to the Annual Incentive Plan in 1996 with respect to performance in 1995. Amounts reported for 1994 reflect cash bonus awards paid pursuant to the Annual Incentive Plan in 1995 with respect to performance in 1994.

(b) Reflects the number of shares of the Company's Common Stock underlying options granted. All of the options were granted pursuant to the General Instrument Corporation 1993 Long-Term Incentive Plan (the "1993 Long-Term Incentive Plan"). Each grant set forth for 1994 was made in connection with the cancellation of an option to purchase the same number of shares, previously granted in 1994, except the grant set forth to Mr. Friedland, with respect to which an option to purchase 70,000 shares had previously been granted in 1994 and the remainder had been granted in 1993. Those options granted, and subsequently canceled, in 1994 are not reflected in the table for the named executive officer.

(c) Reflects payment by the Company in 1996 of (i) premiums for term life insurance of $960 and (ii) the matching contribution for 1996 by the Company under the General Instrument Corporation Savings Plan (the "Savings Plan") in the amount of $4,500.

(d) Reflects compensation of Mr. Friedland for the full year 1995. Effective August 1995, Mr. Friedland was promoted to Chief Executive Officer. Prior to that date Mr. Friedland was President and Chief Operating Officer. In December 1995, Mr. Friedland also became Chairman of the Board.

(e) Reflects (i) the matching contribution under the CommScope Employees Profit Sharing and Savings Plan (the "CommScope Savings Plan") in the amount of $2,733 for 1996, (ii) the allocation of $13,813 to Mr. Drendel's account under the CommScope Savings Plan for 1996 and (iii) payment by CommScope in 1996 of premiums of $1,430 for term life insurance on behalf of Mr. Drendel.

(f) Reflects payment by the Company in 1996 of (i) premiums for term life insurance of $960 and (ii) the matching contribution for 1996 by the Company under the Savings Plan in the amount of $3,608.

OPTION GRANTS IN FISCAL YEAR 1996

    The following table sets forth further information with respect to grants of stock options during the year ended December 31, 1996 to the executives listed in the Summary Compensation Table. These grants were made pursuant to the 1993 Long-Term Incentive Plan and are reflected in the Summary Compensation Table. No stock appreciation rights were granted during 1996.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                                                     POTENTIAL REALIZABLE
                                                                                                       VALUE AT ASSUMED
                                                                                                     ANNUAL RATES OF STOCK
                                                                                                      PRICE APPRECIATION
                                                        INDIVIDUAL GRANTS                               FOR OPTION TERM
                                  --------------------------------------------------------------  ---------------------------
                                   NUMBER OF   PERCENT OF TOTAL
                                  SECURITIES        OPTIONS
                                  UNDERLYING      GRANTED TO        EXERCISE
                                    OPTIONS      EMPLOYEES IN         PRICE
NAME                                GRANTED     FISCAL YEAR(A)    ($/SHARE)(B)   EXPIRATION DATE     5%($)         10%($)
--------------------------------  -----------  -----------------  -------------  ---------------  ------------  -------------
Richard S. Friedland............     250,000(c)          14.0       $   26.75         2/21/06     $  4,213,125  $  10,633,125
Frank M. Drendel................      24,000(d)           1.3           27.25         2/14/06          412,020      1,039,860
Thomas A. Dumit.................      42,000(d)           2.3           27.25         2/14/06          721,035      1,819,755
Ronald A. Ostertag..............      30,000(d)           1.7           27.25         2/14/06          515,025      1,299,825
Edward D. Breen.................      60,000(d)           3.4           27.25         2/14/06        1,030,050      2,599,650

------------------------

(a) Percentages included are based on a total of 1,789,676 options granted to 245 employees of the Company during 1996.

(b) The Board of Directors has authorized the Company to offer to the optionees that these options be cancelled as of January 10, 1997, and new options in respect of the same number of shares ("repriced options") be granted as of such date at an exercise price of $23.125 per share, the closing market price per share of the Company's Common Stock on such date. The repriced options would become exercisable with respect to one-third of the shares covered thereby on each of the following dates: July 10, 1997, January 10, 1998 and January 10, 1999. The price reported here is the exercise price on the date of grant which equaled the closing market price per share of the Company's Common Stock on the date of grant.

(c) The option becomes exercisable with respect to one-third of the shares covered thereby on February 21 in each of 1997, 1998 and 1999.

(d) The option becomes exercisable with respect to one-third of the shares covered thereby on February 14 in each of 1997, 1998 and 1999.

OPTION EXERCISES AND VALUES FOR FISCAL YEAR 1996

    The following table sets forth as of December 31, 1996, for each of the executives listed in the Summary Compensation Table (i) the total number of shares received upon exercise of options during 1996, (ii) the value realized upon such exercise, (iii) the total number of unexercised options to purchase the Company's Common Stock (exercisable and unexercisable) held and (iv) the value of such options which were in-the-money at December 31, 1996 (based on the difference between the closing price of the Company's Common Stock at December 31, 1996 and the exercise price of the option on such date). None of the executive officers hold stock appreciation rights.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

                                                                        NUMBER OF SECURITIES
                                                                       UNDERLYING UNEXERCISED     VALUE OF UNEXERCISED IN-
                                                                         OPTIONS AT FISCAL          THE-MONEY OPTIONS AT
                                                                            YEAR-END(#)            FISCAL YEAR-END($)(A)
                                                                     --------------------------  --------------------------
                                             SHARES
                                           ACQUIRED ON     VALUE
NAME                                       EXERCISE(#)  REALIZED($)  EXERCISABLE  UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
-----------------------------------------  -----------  -----------  -----------  -------------  -----------  -------------
Richard S. Friedland.....................      --        $  --          393,667        722,333    $ 158,625    $    52,875
Frank M. Drendel.........................      17,000      272,000       56,000         72,500       --             49,938
Thomas A. Dumit..........................      --           --           62,500         81,500      132,188         44,063
Ronald A. Ostertag.......................      --           --           72,000         78,000       94,000         47,000
Edward D. Breen..........................      --           --           65,250        110,584       30,844         30,844

------------------------

(a) Based on the difference between the closing price of $21.75 per share at December 31, 1996, as reported on the New York Stock Exchange Composite Tape, and the exercise price of the option on such date.

GI PENSION PLAN AND GI SERP

    The following table shows, as of December 31, 1996, estimated aggregate annual benefits payable upon retirement at age 65 under the General Instrument Corporation Pension Plan for Salaried and Hourly Paid Non-Union Employees (the "GI Pension Plan") and the General Instrument Corporation Supplemental Executive Retirement Plan (the "GI SERP").

                               PENSION PLAN TABLE

                                                                                ESTIMATED ANNUAL BENEFITS
                                                                                  UPON RETIREMENT, WITH
                                                                                YEARS OF SERVICE INDICATED
                                                                        ------------------------------------------
AVERAGE ANNUAL BASIC REMUNERATION
DURING SIXTY CONSECUTIVE CALENDAR
MONTHS PRIOR TO RETIREMENT                                              15 YEARS   20 YEARS   25 YEARS   30 YEARS
----------------------------------------------------------------------  ---------  ---------  ---------  ---------
$125,000..............................................................  $  26,057  $  34,742  $  43,428  $  52,114
 150,000..............................................................     31,682     42,242     52,803     63,364
 175,000..............................................................     37,307     49,742     62,178     74,614
 200,000..............................................................     42,932     57,242     71,553     85,864
 225,000..............................................................     48,557     64,742     80,928     97,114
 250,000..............................................................     54,182     72,242     90,303    108,364
 300,000..............................................................     54,182     72,242     90,303    108,364

    The compensation covered by the GI Pension Plan and the GI SERP is substantially that described under the "Salary" column of the Summary Compensation Table. However, pursuant to Section 401(a)(17) of the Internal Revenue Code of 1986, as amended (the "Code"), the maximum amount of compensation that could be considered in computing benefits under the GI Pension Plan for 1996 was $150,000. Under the GI SERP, compensation for 1996 in excess of $150,000, but not exceeding $250,000, was considered in computing benefits. Accordingly, the total compensation covered by the GI Pension Plan and the GI SERP for the calendar year 1996 for each of Messrs. Friedland, Dumit, Ostertag and Breen was $250,000. Credited years of service under both the GI Pension Plan and the GI SERP as of December 31, 1996 are as follows: Mr. Friedland, 18 years; Mr. Dumit, five years; Mr. Ostertag, 18 years; and Mr. Breen, 18 years. Mr. Drendel does not participate in the GI Pension Plan or the GI SERP because he is an employee of CommScope. Estimated benefits set forth in the Pension Plan Table were calculated on the basis of a single life annuity and Social Security covered compensation as in effect during 1996. Such estimated benefits are not subject to any deduction for Social Security or other offset amounts.

COMMSCOPE SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

    CommScope maintains the CommScope Supplemental Executive Retirement Plan (the "CommScope SERP") for the benefit of certain executives of CommScope and its subsidiaries. The CommScope SERP provides for the payment of a monthly retirement (or early retirement) benefit to participants who retire from CommScope on or after age 65 (or, for early retirement benefits, on or after age 55 with ten years of service). Frank M. Drendel is the only executive named in the Summary Compensation Table who participates in the CommScope SERP. Mr. Drendel, as well as all other individuals who were participants in the CommScope SERP on August 22, 1990, is fully vested in his benefits under the CommScope SERP and, thus, could retire prior to attaining age 65 (or age 55 in the case of early retirement) and receive a deferred benefit.

    The benefits provided under the CommScope SERP are payable over 15 years and are equal to a specified percentage, which does not exceed 50%, of the participant's highest consecutive 12 months earnings during the participant's final 60 months of employment. Early retirement benefits are subject to actuarial reductions. Based on compensation earned for the calendar year which ended December 31, 1996, the estimated annual benefit payable to Mr. Drendel on or after attaining age 65 is $136,671.

DIRECTOR COMPENSATION

    Prior to July 1993, directors did not receive any fees for serving on the Company's Board of Directors, or any committees thereof, but were reimbursed for their out-of-pocket expenses arising from attendance at meetings of the Company's Board of Directors or committees thereof. In addition, each director who was neither a partner in FLC Partnership, L.P., the general partner of Forstmann Little & Co., nor a current or former officer of the Company or its subsidiaries was granted an option to purchase 80,000 shares of the Company's Common Stock in connection with his election to the board of directors of GI Delaware or, after the Company's initial public offering in June 1992, the Board of Directors of the Company.

    Effective as of July 28, 1993 (as adjusted on February 15, 1995 to reflect the two-for-one split of the Company's Common Stock in August 1994), the Company's Board of Directors approved the following standard compensation arrangements for non-employee directors: (i) each non-employee director receives $1,000 for attending, whether in person or by telephone, each meeting of the Board of Directors or any committee thereof of which he or she is a member and is reimbursed for all actual expenses in connection with attending any meeting of the Board of Directors or any committee thereof of which he or she is a member (limited to the cost of first class travel on a commercial airline with respect to air travel expenses); (ii) the Company provides, for the benefit of each non-employee director, an insurance policy in the face amount of $200,000, payable in the event of accidental death or dismemberment of the director while in attendance at, or traveling in connection with, a meeting of the Board of Directors or any committee thereof, or while engaged in or traveling in connection with other business of the Company; and (iii) each non-employee director elected on or after July 28, 1993 receives, effective as of the date of such election, a grant of an option to purchase 80,000 shares of the Company's Common Stock pursuant to the 1993 Long-Term Incentive Plan at an exercise price per share equal to the fair market value of a share of the Company's Common Stock on the date of grant, which option becomes exercisable with respect to one-third of the underlying shares on each of the first three anniversaries of the date of grant. The Company also requests that each non-employee director directly or indirectly own at least 1,000 shares of the Company's Common Stock while a director of the Company. The non-employee directors of the Company who are partners of Forstmann Little & Co. have declined to receive any of the foregoing compensation.

EMPLOYMENT ARRANGEMENTS

    In November 1988, Frank M. Drendel entered into an employment agreement with GI Delaware and CommScope, providing for his employment as President and Chief Executive Officer of CommScope for an initial term ending on November 28, 1991. The agreement provides for a minimum salary, which is less than Mr. Drendel's current salary, and provides that Mr. Drendel will participate, on a substantially similar basis as the presidents of the other broadband divisions of the Company, in any management incentive compensation plan for executive officers that the Company maintains. Commencing on November 29, 1989 (subject to early termination by reason of death or disability or for cause), the agreement extends automatically so that the remaining term is always two years, unless either party gives notice of termination, in which case the agreement will terminate two years from the date of such notice. As of the date of this Form 10-K, neither party has given notice of termination. Pursuant to the agreement, Mr. Drendel is eligible to participate in all benefit plans available to CommScope senior executives. The agreement prohibits Mr. Drendel, for a period of five years following the term of the agreement, from engaging in any business in competition with the business of CommScope or the other broadband communications businesses of GI Delaware in any country where CommScope or GI Delaware's other broadband communications divisions then conduct business.

SEVERANCE PROTECTION AND OTHER AGREEMENTS

    The Company intends to enter into severance protection agreements with its Chief Executive Officer and its other executive officers. These agreements will have a two-year term which is automatically extended for one year upon the first anniversary of the agreement and every anniversary thereafter unless notification is given to either the Company or the executive.

    The agreements will provide severance pay and other benefits in the event of a termination of employment within 24 months of a Change in Control (as defined in the agreement) of the Company if such termination is for any reason other than by the Company for cause or disability, by reason of the executive's death or by the executive for other than Good Reason (as defined in the agreement). Such severance pay will be in an amount equal to two times the sum of the executive's base salary and the highest bonus that would be payable to the executive in the year of termination in the case of the Chief Executive Officer and one and one-half times such sum in the case of all other executive officers; provided that such amount may be increased by up to one-half times such sum if an executive officer has not become employed within 24 months following such termination, in the case of the Chief Executive Officer, or 18 months following such termination, in the case of any other executive officer. The executive's benefits will be continued for either 24 months, in the case of the Chief Executive Officer, or 18 months in the case of all other executive officers. The executive will also receive a PRO RATA bonus (calculated up to the executive's termination date), reimbursement for outplacement, tax and financial planning assistance and reimbursement for relocation under certain circumstances. If the executive's employment is terminated without cause (i) within six months prior to a Change in Control or (ii) prior to the date of a Change in Control but (A) at the request of a third party who effectuates a Change in Control or (B) otherwise in connection with, or in anticipation of, a threatened Change in Control which actually occurs, such termination shall be deemed to have occurred after the Change in Control.

    In the case of a termination by the Company for disability or due to the executive's death, the executive will receive a PRO RATA bonus in addition to accrued compensation.

    The agreements will provide for a gross-up payment by the Company in the event that the total payments the executive receives under the agreement or otherwise are subject to the excise tax under Section 4999 of the Code. In such an event, the Company will pay an additional amount so that the executive is made whole on an after-tax basis from the effect of the excise tax.

    Mr. Ostertag and certain other executives of the Power Semiconductor Division have executed a letter agreement (the "Letter Agreement") with the Company providing for payments for: (i) remaining with the

Power Semiconductor Division (or a successor) until six months after a sale of all or substantially all the assets of the Power Semiconductor Division or sale of stock of the Company or any Company subsidiary containing all the assets of the Power Semiconductor Division (the "Sale") or until May 31, 1998, if the Sale has not occurred by such date, unless the executive's employment is terminated by the Company other than For Cause (as defined in the Letter Agreement) or the executive terminates employment For Good Reason (as defined in the Letter Agreement) prior to the end of such six-month period (or May 31, 1998 if the Sale has not occurred by such date) (the "Stay Incentive"); (ii) upon completion of the Sale if such Sale occurs by December 31, 1998 and the executive is still employed by the Power Semiconductor Division or an affiliate of the Company on that date (the "Sale Incentive"); and (iii) upon termination of employment by the Company other than For Cause or by the executive For Good Reason or termination of employment by reason of the executive's death or permanent and total disability if such termination takes place within two years after a Sale (the "Special Severance Arrangement"). The Stay Incentive and Sale Incentive for Mr. Ostertag are each $160,000.

    Benefits under the Special Severance Arrangement include guaranteed base salary continuation for the Guarantee Period which is 24 months for Mr. Ostertag, and generally 12 months for the other executives (each such period of time being defined as the "Guarantee Period" in the applicable Letter Agreement). If any executive accepts full-time employment during the Guarantee Period, such executive's remaining monthly payments will be accelerated and paid in a lump sum. If the executive has not accepted full-time employment by the end of the Guarantee Period, the monthly payments will continue until the earlier of: the date the executive accepts full-time employment or the end of an additional 12 months in the case of Mr. Ostertag and an additional six months in the case of the other executives. If employment is terminated during the two years after the Sale due to the executive's death or permanent and total disability, the executive or his spouse or other beneficiary will receive both the guaranteed and additional monthly payments. Health benefits will continue for as long as the executive receives monthly payments with the same monthly costs, deductibles and co-payments as are applicable to active employees. The Special Severance Arrangement also includes outplacement assistance for a minimum period of six months. Payments under the Special Severance Arrangement are conditioned upon the executive's signing an agreement with confidentiality, non-compete and release provisions.

    Except for the severance protection agreements described above, the GI Pension Plan, the GI SERP, the CommScope SERP, the Savings Plan, the CommScope Savings Plan, the 1993 Long-Term Incentive Plan, the Annual Incentive Plan, the General Instrument Corporation of Delaware Voluntary Non-Qualified Deferred Compensation Plan (under which certain employees may elect to defer receipt of a designated percentage or amount of their compensation) and each Letter Agreement, there are no compensatory plans or arrangements with respect to any of the executive officers named in the Summary Compensation Table which are triggered by, or result from, the resignation, retirement or any other termination of such executive's employment, a change in control of the Company or a change in such executive's responsibilities following a change in control.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    In connection with the Company's initial public offering in June 1992, the Company's Board of Directors established a Compensation Committee composed of three non-employee directors. Nicholas C. Forstmann, Lynn Forester and J. Tracy O'Rourke served as members of the Compensation Committee during 1996.

    Nicholas C. Forstmann served as President of the Company from June 30, 1990 through March 30, 1992, which was prior to the Company's initial public offering in June 1992. Nicholas C. Forstmann received no compensation from the Company for services rendered in such capacity.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information known by the Company regarding the beneficial ownership of the Company's Common Stock, as of March 6, 1997, by each beneficial owner of more than five percent of the outstanding Common Stock of the Company, by each of the Company's directors, by each of the executives named in the Summary Compensation Table and by all current directors and officers of the Company as a group.

                                                                          NUMBER OF SHARES
                                                                            BENEFICIALLY        PERCENTAGE OF
NAME                                                                            OWNED              CLASS(1)
------------------------------------------------------------------------  -----------------  --------------------
MBO-IV(2)...............................................................       10,161,657                 7.4%
Instrument Partners(2)..................................................       11,547,008                 8.4
Oppenheimer Group, Inc.(3)..............................................       13,970,650                10.2
Brinson Partners, Inc.(4)...............................................       11,305,062                 8.3
J.P. Morgan & Co . Incorporated(5)......................................       10,113,201                 7.4
Edward D. Breen(6)(9)...................................................          113,032                   *
John Seely Brown(7).....................................................           39,000                   *
Frank M. Drendel(8).....................................................          360,138                   *
Thomas A. Dumit(9)(10)..................................................          146,747                   *
Lynn Forester(11).......................................................           54,333                   *
Nicholas C. Forstmann(2)................................................       21,708,665                15.9
Theodore J. Forstmann(2)................................................       21,708,665                15.9
Richard S. Friedland(9)(12).............................................          686,255                   *
Winston W. Hutchins(2)..................................................       21,708,665                15.9
Steven B. Klinsky(2)....................................................       21,708,665                15.9
Wm. Brian Little(2).....................................................       11,547,008                 8.4
Alex M. Mandl...........................................................                0                   *
Ronald A. Ostertag(9)(13)...............................................          133,985                   *
J. Tracy O'Rourke(14)...................................................           22,210                   *
Felix G. Rohatyn(15)....................................................           82,000                   *
John A. Sprague(2)......................................................       11,547,008                 8.4
All current directors and officers of the Company as a group (21
  persons)(2)(10)(13)(16)...............................................       23,681,689                18.2

------------------------

* The percentage of shares of Common Stock beneficially owned does not exceed one percent of the outstanding shares of Common Stock.

(1) For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares Common Stock which such person has the right to acquire within 60 days following March 6, 1997. For purposes of computing the percentage of outstanding shares of Common Stock held by each person or group of persons named above, any security which such person or persons has or have the right to acquire within 60 days following March 6, 1997 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(2) The general partner of Instrument Partners, a New York limited partnership ("Instrument Partners"), is FLC XXII Partnership, a general partnership of which Messrs. Wm. Brian Little, Nicholas C. Forstmann, John A. Sprague, Steven B. Klinsky and Winston W. Hutchins, and TJ/JA L.P., a Delaware limited partnership ("TJ/JA L.P."), are general partners. The general partner of TJ/JA L.P. is Theodore J. Forstmann. The general partner of Forstmann Little & Co. Subordinated Debt and Equity Management Buyout Partnership-IV, a New York limited partnership ("MBO-IV"), is FLC Partnership, L.P., a limited partnership of which Messrs. Theodore J. Forstmann, Nicholas C. Forstmann, Steven B. Klinsky, Winston W. Hutchins, Ms. Sandra J. Horbach and Mr. Thomas H. Lister are general partners. Accordingly, each of such individuals and partnerships (other than

    Ms. Horbach and Mr. Lister, for the reasons described below) may be deemed the beneficial owners of shares owned by MBO-IV and Instrument Partners in which such individual or partnership is a general partner and, for purposes of this table, such beneficial ownership is included. Ms. Horbach and Mr. Lister do not have any voting or investment power with respect to, or any economic interest in, the shares of Common Stock held by MBO-IV; and, accordingly, Ms. Horbach and Mr. Lister are not deemed to be the beneficial owners thereof. Theodore J. Forstmann and Nicholas C. Forstmann are brothers. Mr. Little is a special limited partner in FLC Partnership, L.P. and each of FLC Partnership, L.P. and FLC XXII Partnership is a limited partner of Instrument Partners. None of the other limited partners in each of MBO-IV and Instrument Partners is otherwise affiliated with the Company, GI Delaware or Forstmann Little & Co. The address of MBO-IV and Instrument Partners is c/o Forstmann Little & Co., 767 Fifth Avenue, New York, New York 10153.

(3) This information is obtained from a Schedule 13G, dated February 20, 1997, filed with the Commission jointly by Oppenheimer Group, Inc. ("Oppenheimer") and Oppenheimer Capital. Oppenheimer reports beneficial ownership of 13,970,650 shares of Common Stock and claims shared voting power and shared dispositive power with respect to all of such shares. Oppenheimer Capital, a registered investment advisor and a subsidiary of Oppenheimer, reports beneficial ownership of 13,929,450 of such shares and claims shared voting power and shared dispositive power with respect to all 13,929,450 shares. The Schedule 13G states that: Oppenheimer is a holding and service company owning a variety of companies engaged in the securities business; 70.78% of the issued and outstanding common stock of Oppenheimer is owned by Oppenheimer & Co., L.P. ("Oppenheimer LP"); and management of the affairs of Oppenheimer's subsidiaries and of certain investment advisory clients, including decisions respecting disposition and/or voting of the shares of GI Common Stock, resides in the respective officers and directors of such companies and is not directed by Oppenheimer or Oppenheimer LP. The address of the principal business of each of Oppenheimer and Oppenheimer Capital is Oppenheimer Tower, World Financial Center, New York, New York 10281.

(4) This information is obtained from a Schedule 13G, dated February 12, 1997, filed with the Commission by Brinson Partners, Inc. ("BPI") on behalf of itself, Brinson Trust Company ("BTC"), Brinson Holdings, Inc. ("BHI"), SBC Holding (USA), Inc. ("SBUSA") and Swiss Bank Corporation ("SBC"). BTC is a wholly owned subsidiary of BPI. The Schedule 13G states that: BPI is a wholly owned subsidiary of BHI; BHI is a wholly owned subsidiary of SBUSA; and SBUSA is a wholly owned subsidiary of SBC. BPI reports beneficial ownership of 11,305,062 shares of Common Stock and claims shared voting power and shared dispositive power with respect to all of such shares. BTC reports beneficial ownership of 2,268,600 shares of Common Stock and claims shared voting power and shared dispositive power with respect to all of such shares. BHI reports beneficial ownership of 11,305,062 shares of Common Stock and claims shared voting power and shared dispositive power with respect to all of such shares. SBUSA reports beneficial ownership of 11,406,476 shares of Common Stock and claims shared voting power and shared dispositive power with respect to all of such shares. SBC reports beneficial ownership of 11,406,476 shares of Common Stock and claims shared voting power and shared dispositive power with respect to all of such shares. The
    Schedule 13G states that by virtue of their corporate relationships, SBC, SBUSA, BHI and BPI may be deemed to beneficially own and have the power to dispose and vote or direct the disposition or voting of the Common Stock held by BTC and BPI. Each of BPI, BTC and BHI's principal business office is located at 209 South LaSalle, Chicago, Illinois 60604-1295. SBUSA's principal business office is located at 222 Broadway, New York, New York 10038. SBC's principal business office is located at Aeschenplatz 6 CH-4022, Basel, Switzerland.

(5) This information is obtained from a Schedule 13G, dated January 31, 1997, filed with the Commission by J.P. Morgan & Co. Incorporated. J.P. Morgan & Co. Incorporated reports beneficial ownership of 10,113,201 shares as follows: 9,690,046 shares and 423,155 shares where there is a right to acquire. J.P. Morgan & Co Incorporated claims sole voting power with respect to 6,549,568 shares, shared voting power with respect to 65,105 shares, sole dispositive power with respect to 9,976,366 shares and shared dispositive power with respect to 130,285 shares. J.P. Morgan & Co. Incorporated's principal business office is located at 60 Wall Street, New York, New York 10260.

(6) Includes 110,500 shares subject to options which are exercisable currently or within 60 days of March 6, 1997.

(7) Includes 38,000 shares subject to options which are exercisable currently or within 60 days of March 6, 1997.

(8) Includes 104,500 shares subject to options which are exercisable currently or within 60 days of March 6, 1997. Includes 600 shares which were held by the trustee of the CommScope Savings Plan and were allocated to Frank M. Drendel's account under the CommScope Savings Plan as of March 6, 1997.

(9) Includes the number of shares which were held by the trustee of the Savings Plan and were allocated to the individual's respective account under the Savings Plan as of March 6, 1997 as follows: Edward D. Breen, 2,532 shares; Thomas A. Dumit, 2,759 shares; Richard S. Friedland, 10,793 shares; and Ronald A. Ostertag, 10,975 shares.

(10) Includes 108,000 shares subject to options which are exercisable currently or within 60 days of March 6, 1997. Includes 8,032 shares held by the Thomas
    A. Dumit Charitable Remainder Trust, dated April 27, 1994, of which Mr. Dumit is the trustee and a beneficiary. Also includes 27,956 shares held by Barbara K. Dumit, the spouse of Thomas A. Dumit, as to which shares Mr. Dumit disclaims beneficial ownership.

(11) Includes 53,333 shares subject to options which are exercisable currently or within 60 days of March 6, 1997.

(12) Includes 596,000 shares subject to options which are exercisable currently or within 60 days of March 6, 1997.

(13) Includes 122,000 shares subject to options which are exercisable currently or within 60 days of March 6, 1997. Also includes 900 shares held by the spouse of Ronald A. Ostertag.

(14) Includes 20,210 shares subject to options which are exercisable currently or within 60 days of March 6, 1997.

(15) Includes 80,000 shares subject to options which are exercisable currently or within 60 days of March 6, 1997.

(16) Includes 1,494,207 shares subject to options exercisable currently or within 60 days of March 6, 1997. Includes an aggregate of 46,283 shares which were held by the trustees of the Savings Plan and the CommScope Savings Plan and were allocated to the current officers' respective accounts under the Savings Plan or the CommScope Savings Plan as of March 6, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    An affiliate of Forstmann Little & Co. provides aircraft maintenance services to the Company and charged the Company $2.1 million for services in 1996. The Company believes that the terms of these transactions were no less favorable to the Company than the terms which could be obtained from an unrelated third party.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. Financial Statements

    Consolidated Balance Sheets at December 31, 1996 and 1995

    For the years ended December 31, 1996, 1995 and 1994:

        Consolidated Statements of Operations

        Consolidated Statements of Stockholders' Equity

        Consolidated Statements of Cash Flows

        Notes to Consolidated Financial Statements

    Independent Auditors' Report

    2. Financial Statement Schedules

        Independent Auditors' Report

        I. Condensed financial information--Parent Company only

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

(b) Reports on Form 8-K

    None.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of General Instrument Corporation:

We have audited the consolidated financial statements of General Instrument Corporation and subsidiaries (the "Company") as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996, and have issued our report thereon dated February 3, 1997 (February 28, 1997 as to Note
16); such consolidated financial statements and report are included in your 1996 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedules of General Instrument Corporation, listed in Item 14(a)2. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
--------------------------------------------------

DELOITTE & TOUCHE LLP
Chicago, Illinois
February 3, 1997

                         GENERAL INSTRUMENT CORPORATION
                             (PARENT COMPANY ONLY)

                  SCHEDULE I--CONDENSED FINANCIAL INFORMATION
                                 BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                                               DECEMBER 31,
                                                                                        --------------------------
                                                                                            1996          1995
                                                                                        ------------  ------------
ASSETS
Investment in subsidiaries............................................................  $    853,296  $    877,638
Note receivable from subsidiary.......................................................       500,000       500,000
Receivable from subsidiary............................................................        45,521        25,872
Deferred financing fees, less accumulated amortization of $3,285 and $5,081,
  respectively........................................................................         3,232         8,999
                                                                                        ------------  ------------
Total assets..........................................................................  $  1,402,049  $  1,412,509
                                                                                        ------------  ------------
                                                                                        ------------  ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accrued interest payable............................................................  $        475  $      1,030
  Accrued liabilities.................................................................           470         1,751
                                                                                        ------------  ------------
Total current liabilities.............................................................           945         2,781
                                                                                        ------------  ------------
Convertible Junior Subordinated Notes.................................................       227,951       494,385
                                                                                        ------------  ------------
Commitments and contingencies
Stockholders' Equity:
  Preferred stock, $.0l par value; 20,000,000 shares authorized; no shares issued.....       --            --
  Common Stock, $.0l par value; 400,000,000 shares authorized; 137,144,412 and
    126,034,911 shares issued at December 31, 1996 and 1995, respectively.............         1,371         1,260
  Additional paid-in capital..........................................................       925,166       666,190
  Retained earnings...................................................................       254,552       256,416
                                                                                        ------------  ------------
                                                                                           1,181,089       923,866
  Less--Treasury Stock, at cost, 231,527 and 229,011 shares of Common
    Stock at December 31, 1996 and 1995, respectively.................................        (7,271)       (7,246)
     --Unearned compensation..........................................................          (665)       (1,277)
                                                                                        ------------  ------------
    Total stockholders' equity........................................................     1,173,153       915,343
                                                                                        ------------  ------------
Total liabilities and stockholders' equity............................................  $  1,402,049  $  1,412,509
                                                                                        ------------  ------------
                                                                                        ------------  ------------

------------------------

Note: Investment in subsidiaries is accounted for under the equity method of accounting

See notes to consolidated financial statements included in the 1996 Annual Report, incorporated herein by reference.

                         GENERAL INSTRUMENT CORPORATION

                             (PARENT COMPANY ONLY)

                  SCHEDULE I--CONDENSED FINANCIAL INFORMATION

                          STATEMENTS OF INCOME (LOSS)

                                 (IN THOUSANDS)

                                                                                    YEAR ENDED DECEMBER 31,
                                                                                  1996        1995        1994
                                                                               ----------  ----------  ----------
Interest Income..............................................................  $   47,500  $   47,500  $   47,500
Interest Expense.............................................................     (19,462)    (26,868)    (27,011)
                                                                               ----------  ----------  ----------
    Interest Income--net.....................................................      28,038      20,632      20,489
Income Taxes.................................................................      (9,813)     (7,221)     (7,171)
                                                                               ----------  ----------  ----------
Income--Parent Company.......................................................      18,225      13,411      13,318
Income of Subsidiaries.......................................................     (20,089)    110,371     233,217
                                                                               ----------  ----------  ----------
Net Income (Loss)............................................................  $   (1,864) $  123,782  $  246,535
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

------------------------

Note 1: The parent company files a consolidated income tax return with its subsidiaries. The consolidated income tax provisions were $7,381, $38,566 and $9,714 for the years ended December 31, 1996, 1995 and 1994, respectively.

Note 2: Statements of cash flows are not required since the parent company did not have any cash flows from operations. Interest income--net for the years ended December 31, 1996, 1995 and 1994 relates to intercompany transactions.

See notes to consolidated financial statements included in the 1996 Annual Report, incorporated herein by reference.

                         GENERAL INSTRUMENT CORPORATION

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                    BALANCE AT
                                                     BEGINNING
                                                        OF                                                BALANCE AT END
                                                      PERIOD      ADDITIONS   DEDUCTIONS(1)     OTHER       OF PERIOD
                                                    -----------  -----------  -------------  -----------  --------------
Allowance For Doubtful Accounts:
Year ended December 31, 1996......................   $  14,321    $   6,099     ($  2,884)       --         $   17,536
                                                                                                     --
                                                                                                     --
                                                    -----------  -----------  -------------                    -------
                                                    -----------  -----------  -------------                    -------
Year ended December 31, 1995......................   $   7,582    $   7,946     ($  1,207)       --         $   14,321
                                                                                                     --
                                                                                                     --
                                                    -----------  -----------  -------------                    -------
                                                    -----------  -----------  -------------                    -------
Year ended December 31, 1994......................   $   7,012    $   1,967     ($  1,397)       --         $    7,582
                                                                                                     --
                                                                                                     --
                                                    -----------  -----------  -------------                    -------
                                                    -----------  -----------  -------------                    -------

------------------------

(1) Accounts receivable written off--net of recoveries

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                GENERAL INSTRUMENT CORPORATION

                                BY:  /S/ RICHARD S. FRIEDLAND
                                     -----------------------------------------
                                     Richard S. Friedland
                                     Chairman and Chief Executive Officer

Date: March 21, 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  SIGNATURE                                         TITLE                             DATE
---------------------------------------------  -----------------------------------------------  -----------------

/s/ RICHARD S. FRIEDLAND
------------------------------------           Chairman and Chief Executive Officer and          March 21, 1997
Richard S. Friedland                             Director (Principal Executive Officer)

/s/ CHARLES T. DICKSON
------------------------------------           Vice President and Chief Financial Officer        March 21, 1997
Charles T. Dickson                               (Principal Financial Officer)

/s/ PAUL J. BERZENSKI
------------------------------------           Vice President and Controller (Principal          March 21, 1997
Paul J. Berzenski                                Accounting Officer)

/s/ JOHN SEELY BROWN
------------------------------------           Director                                          March 21, 1997
John Seely Brown

/s/ FRANK M. DRENDEL
------------------------------------           Director                                          March 21, 1997
Frank M. Drendel

/s/ LYNN FORESTER
------------------------------------           Director                                          March 21, 1997
Lynn Forester

/s/ NICHOLAS C. FORSTMANN
------------------------------------           Director                                          March 21, 1997
Nicholas C. Forstmann

/s/ THEODORE J. FORSTMANN
------------------------------------           Director                                          March 21, 1997
Theodore J. Forstmann

/s/ STEVEN B. KLINSKY
------------------------------------           Director                                          March 21, 1997
Steven B. Klinsky

/s/ ALEX MANDL
------------------------------------           Director                                          March 21, 1997
Alex Mandl

/s/ J. TRACY O'ROURKE
------------------------------------           Director                                          March 21, 1997
J. Tracy O'Rourke

/s/ FELIX G. ROHATYN
------------------------------------           Director                                          March 21, 1997
Felix G. Rohatyn

                         GENERAL INSTRUMENT CORPORATION
                               INDEX TO EXHIBITS
                                  (ITEM 14(C))

 EXHIBIT                                                    DESCRIPTION
-----------  ---------------------------------------------------------------------------------------------------------
       2.1   Agreement and Plan of Merger, dated as of July 1, 1990, among FLGI Acquisition Corp. and General
             Instrument Corporation.*
       3.1   Amended and Restated Certificate of Incorporation of the Company.**
       3.2   Amended and Restated By-Laws of the Company.*****
       4.1   Specimen Form of Company's Common Stock Certificate.***
       4.2   Indenture, dated as of June 15, 1993, between General Instrument Corporation and Continental Bank.****
      10.1   Second Amended and Restated Credit Agreement, dated as of June 30, 1994, among General Instrument
             Corporation, the banks and other financial institutions from time to time parties thereto, Chemical Bank, as Administrative Agent for the Banks, and Chemical Bank, Continental Bank N.A., Deutsche Bank AG, The
             Nippon Credit Bank, Ltd., The Bank of Nova Scotia, The Toronto-Dominion Bank, National Westminster Bank
             PLC, and the Bank of Tokyo Trust Company, as Co-agents.*****
      10.2   Amended and Restated Guarantee, dated as of July 7, 1994, by the Company in favor of Chemical Bank. *****
      10.3   Amended and Restated Guarantee, dated as of July 7, 1994 by Cable/Home Communication Corporation and
             CommScope, Inc. in favor of Chemical Bank. *****
      10.4   Form of Employee Subscription Agreement, dated as of December 1990, between the Company and certain
             Management Investors.*+
      10.5   Form of Employee Subscription Agreement, dated as of March 21, 1992, between the Company and certain
             Management Investors.*+
      10.6   Form of Waiver of Certain Company Rights under the agreement referred to in 10.5.*+
      10.7   Form of Stock Option Agreement, dated as of August 15, 1990, in connection with the purchase of CommScope
             (including form of Stockholder's Agreement).*+
      10.8   Form of Outside Director Stock Option Agreement (including form of Outside Director Stockholder's
             Agreement).*+
      10.9   Employment Agreement, dated as of November 28, 1988, between CommScope and Frank M. Drendel.*+
      10.10  Form of Indemnification Agreement between the Company and its directors and executive officers.*****
      10.11  Registration Rights Agreement between the Company, GI Corporation, MBO-IV and Instrument Partners.*
      10.12  Form of Amendment to Outside Director Stock Option Agreement (including form of Outside Director
             Stockholder's Agreement) between the Company and each of James M. Denny, J. Tracy O'Rourke, Derald H.
             Ruttenberg and William C. Lowe.*+
      10.13  The General Instrument Corporation 1993 Long-Term Incentive Plan (including form of Stock Option
             Agreement).****+
      10.14  General Instrument Corporation Annual Incentive Plan.*****+
      10.15  GI Deferred Compensation Plan.*****+
      11.    Computation of Earnings (Loss) Per Share.
      13.    Portions of the Company's Annual Report to Stockholders for the year ended December 31, 1996 which are incorporated by reference into this Form 10-K.
      21.    Subsidiaries of the Company.
      23.    Consent of Deloitte & Touche LLP.
      27.    Financial Data Schedule (Filing only for the Electronic Data Gathering, Analysis and Retrieval system of the U.S. Securities and Exchange Commission.)

    All other Exhibits are not applicable.

------------------------

*   Incorporated by reference from Registration Statement No. 33-46854.

**  Incorporated by reference from Registration Statement No. 33-63152.

*** Incorporated by reference from Registration Statement No. 33-50215.

****Incorporated by reference from Annual Report on Form 10-K for the year ended
    December 31, 1993.

*****Incorporated by reference from Annual Report on Form 10-K for the year ended December 31, 1994.

+  Management contract or compensatory plan