Form 10-Q
period 1997-03-31
GENERAL INSTRUMENT CORP /DE/
filed 1997-05-15
CIK 40656

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark  One)
[ X ]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15 (d) OF THE  SECURITIES
          EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997
                                                 --------------

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

    As of April 30, 1997 there were 136,932,283 shares of Common Stock outstanding.


                                     PART I
                              FINANCIAL INFORMATION

                         GENERAL INSTRUMENT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)


                                     ASSETS

                                   (Unaudited)

                                                                                         March 31,  December 31,
                                                                                           1997         1996
                                                                                        ----------   ----------

Current Assets:
Cash and cash equivalents ...........................................................   $   82,007   $   20,252
Short-term investments ..............................................................       18,328
                                                                                                         49,946
Accounts receivable, less allowance for doubtful accounts
     of $17,954 and $17,536, respectively ...........................................      499,206      544,430
Inventories .........................................................................      354,848      336,516
Prepaid expenses and other current assets ...........................................       31,465       24,619
Deferred income taxes ...............................................................       97,234      107,322
                                                                                        ----------   ----------

     Total current assets ...........................................................    1,083,088    1,083,085

Property, plant and equipment - net .................................................      573,068      571,051
Intangibles, less accumulated amortization of $113,879
     and $110,298, respectively .....................................................      127,606      131,051
Excess of cost over fair value of net assets acquired, less
   accumulated amortization of $166,383 and $160,231,
   respectively .....................................................................      821,222      827,373
Investments and other assets ........................................................       46,722       28,999
Deferred income taxes, net of valuation allowance ...................................       51,661       58,891
Deferred financing costs, less accumulated amortization
   of $28,461 and $28,070, respectively .............................................        6,010        6,401
                                                                                        ----------   ----------
TOTAL ASSETS ........................................................................   $2,709,377   $2,706,851
                                                                                        ==========   ==========



See notes to consolidated financial statements.




                         GENERAL INSTRUMENT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                        (Unaudited)
                                                                                         March 31,    December 31,
                                                                                           1997            1996
                                                                                        -----------    -----------
Current Liabilities:
Accounts payable ....................................................................   $   229,768    $   272,041
Accrued interest payable ............................................................        14,297          7,772
Income taxes payable ................................................................         5,005         20,703
Accrued liabilities .................................................................       224,925        229,894
Current portion of long-term debt ...................................................         4,310          4,310
                                                                                        -----------    -----------

     Total current liabilities ......................................................       478,305        534,720

Deferred income taxes ...............................................................        21,823         21,457
Long-term debt ......................................................................       734,825        698,825
NLC litigation liability ............................................................       138,000
                                                                                                           139,100
Other non-current liabilities .......................................................       133,898        139,596
                                                                                        -----------    -----------
     Total liabilities ..............................................................     1,506,851      1,533,698
                                                                                        -----------    -----------
Commitments and contingencies

Stockholders' equity:
Preferred Stock, $.01 par value; 20,000,000 shares
     authorized; no shares issued
                                                                                        -----------    -----------
Common Stock, $.01 par value; 400,000,000 shares
    authorized; 137,173,053 and 137,144,412, shares issued
    respectively ....................................................................         1,372          1,371
Additional paid-in capital ..........................................................       925,617        925,166
Retained earnings ...................................................................       272,235        254,552
Unrealized gain on investment .......................................................        11,180              -
                                                                                        -----------    -----------
                                                                                          1,210,404      1,181,089

Less - Treasury stock, at cost, 247,170 and 231,527 shares ..........................        (7,317)        (7,271)
          of Common Stock, respectively
       Unearned compensation ........................................................          (561)          (665)
                                                                                        -----------    -----------

     Total stockholders' equity .....................................................     1,202,526      1,173,153
                                                                                        -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..........................................   $ 2,709,377    $ 2,706,851
                                                                                        ===========    ===========

See notes to consolidated financial statements.


                         GENERAL INSTRUMENT CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
              (Unaudited - In Thousands, Except Share Information)



                                                                                                    Three Months Ended
                                                                                                         March 31,
                                                                                                   ----------------------
                                                                                                        1997         1996
                                                                                                   ---------    ---------


NET SALES ......................................................................................   $ 641,271    $ 615,762
                                                                                                   ---------    ---------

OPERATING COSTS AND EXPENSES:
    Cost of sales ..............................................................................     469,092      441,738
    Selling, general and administrative ........................................................      67,732       57,323
    Research and development ...................................................................      53,744       48,699
    Amortization of excess of cost over fair value
       of net assets acquired ..................................................................       6,152        6,077
                                                                                                   ---------    ---------
         Total operating costs and expenses ....................................................     596,720      553,837
                                                                                                   ---------    ---------

OPERATING INCOME ...............................................................................      44,551       61,925
Other expense-net ..............................................................................        (269)        (116)
Interest expense-net ...........................................................................     (12,888)     (11,544)
                                                                                                   ---------    ---------

INCOME BEFORE INCOME TAXES .....................................................................      31,394       50,265
Provision for income taxes .....................................................................     (13,711)     (19,101)
                                                                                                   ---------    ---------

NET INCOME .....................................................................................   $  17,683    $  31,164
                                                                                                   =========    =========

Weighted Average Shares Outstanding ............................................................     137,391      126,405

Primary earnings per share .....................................................................   $     .13    $     .25
                                                                                                   =========    =========

Fully diluted earnings per share ...............................................................   $     .13    $     .24
                                                                                                   =========    =========

See notes to consolidated financial statements.




                         GENERAL INSTRUMENT CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                           (Unaudited - In Thousands)





                                                      Common Stock     Additional                 Unrealized    Common     Unearned
                                                   -----------------    Paid-In      Retained       Gain on     Stock in    Compen-
                                                   Shares     Amount    Capital      Earnings     Investment    Treasury    sation
                                                   ------   --------   ---------   -----------   ----------    ---------   ---------

BALANCE, JANUARY 1, 1997 ....................     137,144    $ 1,371   $ 925,166    $  254,552   $        -     $ (7,271)  $   (665)

Net income for the three months
   ended March 31, 1997 .....................                                           17,683
Exercise of stock options and
   related tax benefit ......................          29          1         451
Amortization of unearned
   compensation .............................                                                                                    104
Unrealized gain on investment-
   net of tax ...............................                                                        11,180
Treasury Stock transactions .................                                                                        (46)
                                                 --------   --------    --------    ----------   ----------     ---------  ---------
BALANCE, MARCH 31, 1997 .....................     137,173    $ 1,372   $ 925,617    $  272,235   $   11,180     $ (7,317)  $   (561)
                                                 ========   ========    ========    ==========   ==========     =========  =========


See notes to consolidated financial statements.



                         GENERAL INSTRUMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited - In Thousands)


                                                                                                              Three Months Ended
                                                                                                                   March 31,
                                                                                                             --------------------
                                                                                                               1997        1996
                                                                                                             --------    --------
OPERATING ACTIVITIES:
 Net income ..............................................................................................   $ 17,683    $ 31,164
 Adjustments to reconcile net income to
  net cash provided by (used in) operating activities:
    Depreciation and amortization ........................................................................     34,944      29,634
    Changes in assets and liabilities:
         Accounts receivable .............................................................................     36,336     (21,379)
         Inventories .....................................................................................    (18,332)    (65,921)
         Prepaid expenses and other current assets .......................................................     (4,345)       (476)
         Other non-current assets ........................................................................     (2,849)     (2,465)
         Deferred income taxes ...........................................................................      8,687      15,793
         Accounts payable, income taxes payable and other
           accrued liabilities ...........................................................................    (27,614)        407
         Other non-current liabilities ...................................................................     (1,487)      1,891
    Other ................................................................................................       (261)        675
                                                                                                             --------    --------
Net cash provided by (used in) operating activities ......................................................     42,762     (10,677)
                                                                                                             --------    --------

INVESTING ACTIVITIES:
    Additions to property, plant and equipment ...........................................................    (24,974)    (48,314)
    Proceeds from sale of short-term investments .........................................................     24,972           -
    Proceeds from sale of assets .........................................................................          -       4,368
    Investments in other assets ..........................................................................    (17,374)          -
                                                                                                             --------    --------
Net cash used in investing activities ....................................................................    (17,376)    (43,946)
                                                                                                             --------    --------

FINANCING ACTIVITIES:
    Net proceeds from revolving credit facilities ........................................................     36,000      32,000
    Proceeds from stock options ..........................................................................        369         390
                                                                                                             --------    --------
Net cash provided by financing activities ................................................................     36,369      32,390
                                                                                                             --------    --------
Increase/(decrease) in cash and cash equivalents .........................................................     61,755     (22,233)
                                                                                                             --------    --------
Cash and cash equivalents, beginning of period ...........................................................     20,252      36,382
                                                                                                             --------    --------
Cash and cash equivalents, end of period .................................................................   $ 82,007    $ 14,149
                                                                                                             ========    ========

See notes to consolidated financial statements.

                         GENERAL INSTRUMENT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                     (in thousands, unless otherwise noted)

1.  BASIS OF PRESENTATION

The consolidated balance sheet as of March 31, 1997, the consolidated statements of income for the three months ended March 31, 1997 and 1996, the consolidated statements of cash flows for the three months ended March 31, 1997 and 1996 and the consolidated statement of stockholders' equity for the three months ended
March  31,  1997  of  General   Instrument   Corporation  and  its  wholly-owned
subsidiaries (the "Company") are unaudited and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the interim period financial statements. There were no adjustments of a non-recurring nature recorded during the three months ended March 31, 1997 and 1996 except for the charges discussed in Note 2 below. These consolidated financial statements should be read in conjunction with the Company's December 31, 1996 audited consolidated financial statements.


2.  Restructuring of General Instrument Corporation

On January 7, 1997, the Company announced its intention to separate the Company into three publicly-traded companies to focus on global growth opportunities. The restructuring, expected to be completed in the third quarter of 1997 through a tax-free distribution to stockholders (the "Distribution"), will create three independent companies: NextLevel Systems, Inc., a leading worldwide supplier of systems and components for high-performance networks, delivering video, voice and Internet/data services to the cable, telephony and satellite markets (the "Communications Business"); CommScope, Inc., the world's largest manufacturer of coaxial cable for cable television applications and a leading supplier of high-performance electronic cables; and General Semiconductor, Inc. (which will change its name from General Instrument Corporation), a world leader in the manufacture of low-to-medium power rectifiers and transient voltage suppressors (the "Power Semiconductor Business"). The restructuring is subject to the approval of the holders of a majority of shares of the Company, the receipt of a ruling from the Internal Revenue Service that the transactions related to the separation of NextLevel Systems, Inc., CommScope, Inc. and General Semiconductor, Inc. are not taxable to the Company or its stockholders, and the absence of events or developments that would have a material adverse impact on the Company or its stockholders. In connection with the restructuring, NextLevel Systems, Inc., CommScope, Inc. and General Semiconductor, Inc. will enter into various agreements that will generally provide for the separation and distribution of the operating assets and liabilities and pension plan assets and liabilities of the Company, as well as tax sharing, transition services and other matters.
     In connection with the restructuring, the Company recorded a charge of $10 million to cost of sales during the three months ended March 31, 1997 for severance costs, for 225 employees terminated, related to dividing the Company's Taiwan operations between the Communications Business and the Power Semiconductor Business. The Company's Taiwan legal entity is currently comprised of operations which support both the Communications Business and the Power Semiconductor Business. In order to effectuate the Distribution, the Company expects to incur additional net-of-tax costs of approximately $40 million to $60 million, primarily employee costs, in order to separate its Taiwan operations and other costs directly attributable to the transaction. Additionally, the Company recorded a charge of $3 million to selling, general and administrative expense during the three months ended March 31, 1997 for transaction costs incurred through March 31, 1997 related to the restructuring. Such transaction costs were primarily comprised of legal, accounting and other professional fees.



3.  INVENTORIES

  Inventories consist of:

                                              March 31, 1996   December 31, 1996
                                              --------------   -----------------

Raw Materials ..................................   $155,024             $134,807

Work in Process ................................     41,289               38,135

Finished Goods .................................    158,535              163,574
                                                   --------             --------

Inventories ....................................   $354,848             $336,516
                                                   ========             ========


4.  LONG-TERM DEBT

Long-term debt consists of:
                                          March 31, 1997       December 31, 1996
                                          --------------       -----------------

Senior indebtedness:

     Revolving credit facilities ............   $450,000                $414,000

     Taiwan loan ............................     50,384                  50,384

     Flexible Term Notes ....................     10,800                  10,800

Convertible Junior
     Subordinated Notes .....................    227,951                 227,951
                                                --------                --------

     Total ..................................    739,135                 703,135

     Less current maturities ................      4,310                   4,310
                                                --------                --------

Long-Term debt ..............................   $734,825                $698,825
                                                ========                ========


5.  INCOME TAXES

The provision for income taxes for the three months ended March 31, 1997 and 1996 was computed utilizing the Company's expected annual effective income tax rate adjusted for the tax effects of restructuring charges recorded during 1997.

6.  LITIGATION

In April 1995, prior to the Company's acquisition of Next Level Communications ("NLC") in September 1995, DSC Communications Corporation and DSC Technologies Corporation (collectively, "DSC") brought suit against NLC and the founders of NLC ("NLC Litigation"). On March 28, 1996, a jury verdict was reached in the case which stated that the founders of NLC breached certain employee agreements with DSC, failed to disclose and diverted a corporate opportunity of DSC, misappropriated DSC trade secrets and conspired to take certain of the foregoing actions, and that NLC used or benefited from the diversion of corporate opportunity and misappropriation of trade secrets. In June 1996, a final judgment against NLC and the individual defendants was entered in favor of DSC, in a total amount of $137 million. However, the court denied DSC's request for entry of permanent injunctive relief. In June 1996, a pre-tax charge to earnings of $141 million was recorded, reflecting the judgment and costs of litigation. Both sides appealed to the U.S. Court of Appeals for the Fifth Circuit. On February 28, 1997, the U.S. Court of Appeals for the Fifth Circuit confirmed the trial court's denial of DSC's request for injunctive relief, reversed the district court judgment for diversion of a corporate opportunity and remanded the case to the trial court for the entry of judgment on the misappropriation of trade secrets claim, which the Company expects to result in a damage award of not more than $138 million plus accrued interest. Enforcement of the judgment was stayed pending the determination of the appeal. Both parties have filed motions for rehearing with the Court of Appeals, and these motions have not yet been decided

An action entitled BroadBand Technologies, Inc. vs. General Instrument Corp. was brought in March 1997 in the United States District Court for the Eastern District of North Carolina. The complaint alleges that the Company infringes BroadBand Technologies, Inc.'s U.S. Patent No. 5,457,560 (the "560 Patent"), covering an electronic communications system which delivers television signals, and seeks monetary damages and injunctive relief. The Company has filed a motion to dismiss the complaint for lack of personal jurisdiction. The motion has not yet been decided.

In March 1997, NLC commenced an action against BroadBand Technologies, Inc. in the United States District Court for the Northern District of California for a declaratory judgment that BroadBand Technologies, Inc. 560 Patent is invalid and unenforceable; for patent infringement; and for violation of the antitrust laws of the United States. In the patent infringement claim, NLC charges that BroadBand Technologies, Inc. infringes two patents licensed to NLC relating to video compression and video signal processing. BroadBand Technologies, Inc. has answered the complaint and does not contest jurisdiction.

While the ultimate outcome of the matters described above cannot be determined, management does not believe that the final disposition of these matters beyond the amounts previously provided for in the financial statements will have a material adverse effect on the Company's financial statements.


7.  EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share ("SFAS No. 128"), which will be adopted by the Company on December 31, 1997. SFAS No. 128, which supersedes Accounting Principles Board Opinion No. 15, Earnings per Share, ("APB No. 15") replaces primary and fully diluted earnings per share with basic and fully diluted earnings per share, respectively. Had earnings per share been calculated in accordance with SFAS No. 128, basic and diluted earnings per share would have both been $0.13 for the three months ended March 31, 1997 and $0.25 and $0.24, respectively, for the three months ended March 31, 1996. These amounts reflect the same earnings per share results calculated by the Company under APB No. 15.

                         GENERAL INSTRUMENT CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


NET SALES
---------
Net sales for the three months ended March 31, 1997 ("First Quarter 1997") were $641 million compared to $616 million for the three months ended March 31, 1996 ("First Quarter 1996"), an increase of $25 million, or 4%. This increase in net sales reflects higher sales in the Broadband Communications segment, partially offset by lower sales in the Power Semiconductor segment.

Broadband Communications sales were $556 million in First Quarter 1997 compared to $518 million in First Quarter 1996. Worldwide terrestrial broadband sales of $449 million in First Quarter 1997 increased 20% from First Quarter 1996 primarily as a result of increased U.S. sales volume of CFT-2200 advanced analog set-top terminals and DCT-1000 MPEG-2 digital set-top terminals and increased global sales volume of CommScope cables. These sales reflect the continued commitment of domestic cable television operators to deploy state-of-the-art addressable systems and enhanced services and the continued deployment of new cable television systems in international markets. International terrestrial broadband sales increased 35% in First Quarter 1997 over First Quarter 1996 and represented 34% of worldwide terrestrial broadband sales in First Quarter 1997 compared to 31% in First Quarter 1996. Worldwide satellite broadband sales decreased $38 million to $107 million in First Quarter 1997 due to lower sales volumes of digital satellite receivers to PRIMESTAR Partners and VideoCipher analog satellite modules and receivers, partially offset by higher sales volumes of DigiCipher(R) II/MPEG-2 digital satellite systems and digital video broadcast ("DVB") compliant Magnitude(R) satellite encoders. Analog and digital products represented 65% and 35%, respectively, of the sales of the Broadband Communications segment in 1997 compared to 66% and 34%, respectively, in 1996.

Power Semiconductor sales decreased 13% to $85 million in First Quarter 1997 over First Quarter 1996 as a result of decreased selling prices. International Power Semiconductor sales decreased 8% in First Quarter 1997 over First Quarter 1996 and represented 74% of worldwide Power Semiconductor sales in First Quarter 1997 compared to 71% in First Quarter 1996.


GROSS PROFIT (NET SALES LESS COST OF SALES)
-------------------------------------------
Gross profit decreased $2 million, or 1%, to $172 million in First Quarter 1997 from $174 million in First Quarter 1996. Gross profit was 26.8% of sales in First Quarter 1997 compared to 28.3% of sales in First Quarter 1996. First Quarter 1997 gross profit includes $10 million of restructuring charges for employee costs related to dividing the Company's Taiwan operations between the Communications and Power Semiconductor Businesses (see Note 2 to the consolidated financial statements). Excluding these restructuring charges, the gross profit margin would have increased to 28.4%.

Broadband Communications segment gross profit increased $18 million, or 14%, in First Quarter 1997 over First Quarter 1996 and was 27% of sales in First Quarter 1997 compared to 26% in First Quarter 1996. The higher gross profit and gross profit margin resulted from the higher sales volumes noted above and as a result of ongoing cost reduction programs, partially offset by $3 million of charges for employee costs related to dividing the Company's Taiwan operations between the Communications and Power Semiconductor Businesses (see Note 2 to the consolidated financial statements). Power Semiconductor gross profit in First Quarter 1997 decreased 51% from First Quarter 1996 and decreased as a percentage of sales to 23% in First Quarter 1997 from 40% in First Quarter 1996. The lower gross profit and gross profit margin resulted from $7 million of charges for employee costs related to dividing the Company's Taiwan operations between the Communications and Power Semiconductor Businesses (see Note 2 to the
consolidated financial statements) and pricing pressures due to the underutilization of industry capacity.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------
Selling, general and administrative ("SG&A") expenses increased $11 million to $68 million in First Quarter 1997 from $57 million in First Quarter 1996, and increased as a percentage of sales to 11% in First Quarter 1997 from 9% in First Quarter 1996. SG&A spending was greater in First Quarter 1997 compared to First Quarter 1996 as a result of new growth opportunities from businesses acquired, including the marketing of NLC's broadband access systems to telephone companies for interactive digital video, voice and data services and Magnitude's DVB-compliant satellite encoders, and increased sales force, field support and marketing activities to take advantage of increased growth opportunities in international cable and satellite television and worldwide telecommunications markets. Additionally, a $3 million charge was recorded in First Quarter 1997 for transaction costs incurred through March 31, 1997 related to the restructuring. Such transaction costs were primarily comprised of legal, accounting and other professional fees.


RESEARCH AND DEVELOPMENT
------------------------
Research and development ("R&D") expense was $54 million in First Quarter 1997 compared to $49 million in First Quarter 1996 and was 8% of sales in both periods. The increased level of spending reflects: the continued development of next-generation products, including cable modems and telephone company switched-digital access systems, as well as the modification of existing products for international markets; the continued development of enhanced addressable analog terminals and advanced digital systems for cable and satellite television distribution; ongoing cost-reduction programs; and product development and international expansion through strategic alliances.


NET INTEREST EXPENSE
--------------------
Net interest expense was $13 million in First Quarter 1997 compared to $12 million in First Quarter 1996. This increase resulted from interest costs in First Quarter 1997 related to the NLC Litigation, partially offset by lower weighted average borrowings in First Quarter 1997 compared to First Quarter 1996.


INCOME TAXES
------------
Income taxes decreased to $14 million in First Quarter 1997 from $19 million in First Quarter 1996 and the effective tax rate increased to 44% in First Quarter 1997 from 38% in First Quarter 1996. The higher effective tax rate in First Quarter 1997 resulted from the lower tax benefits related to certain restructuring charges incurred during First Quarter 1997. Excluding the restructuring charges recorded during First Quarter 1997, the effective tax rate would have been 38%.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
At March 31, 1997, working capital was $605 million compared to $548 million at December 31, 1996. The working capital increase of $57 million primarily resulted from a higher cash balance at March 31, 1997 which reflects temporary cash funding required by the Taiwan government to establish the NextLevel Systems Taiwan, Ltd. legal entity. Based on current levels of order input and backlog, as well as significant sales agreements not yet reflected in order and backlog levels, the Company believes that working capital levels are appropriate to support future operations. There can be no assurance, however, that future industry specific developments or general economic trends will not alter the Company's working capital requirements.

During First Quarter 1997, the Company invested $25 million in equipment and facilities. These capital expenditures were used to expand capacity to meet increased current and anticipated future demands for analog and digital products, coaxial cable and rectifiers. Capital expenditures for the year ending December 31, 1997 are expected to approximate $250 million.

The Company's research and development expenditures (principally focused on the Broadband Communications segment) were $54 million and $49 million in First Quarter 1997 and First Quarter 1996, respectively, and are expected to approximate $225 million for the year ending December 31, 1997.

At March 31, 1997, the Company had $82 million of cash and cash equivalents on hand compared to $20 million at December 31, 1996. Long-term debt, including current maturities, was $739 million at March 31, 1997, compared to $703 million at December 31, 1996 and, at March 31, 1997, the Company had borrowings of $450 million under its revolving credit facilities and available credit of $197 million under these facilities.

In June 1996, a final judgment against NLC and the individual defendants was entered in the NLC Litigation which, in February 1997, was affirmed in part, reversed in part and remanded to the trial court by the U.S. Court of Appeals for the Fifth Circuit. The Company expects the judgment on remand to result in a damage award of not more than $138 million plus accrued interest. The Company has the ability and intent to pay this judgment utilizing borrowings under its revolving credit facilities.

During 1997, the Company expects to incur $50 million to $70 million of after-tax charges for costs related to dividing the Company's Taiwan operations between the Communications and Power Semiconductor Businesses and additional transaction costs related to the restructuring. Approximately 50% of such costs will be payable in 1997 ($8 million, net of the tax benefit, was paid by March 31, 1997). The Company intends to borrow under its revolving credit facilities and from existing lenders to fund additional amounts payable in 1997.

Prior to the completion of the restructuring of the Company, the Company intends to issue a notice to redeem all outstanding Convertible Junior Subordinated Notes ("Convertible Notes"). The Company believes it will be able to obtain adequate bank financing to fund Convertible Notes which are not converted but are redeemed for cash.

The Company's principal sources of liquidity both on a short-term and long-term basis are cash flow provided by operations and borrowings under its revolving credit facilities. The Company believes that, based upon its analysis of its consolidated financial position, its cash flow during the past 12 months and the expected results of operations in the future, operating cash flow, funding under its revolving credit facilities and additional funding from existing lenders will be adequate to fund operations, research and development expenditures, capital expenditures and debt service for the next 12 months. The Company intends to repay its remaining indebtedness primarily with cash flow from operations. There can be no assurance, however, that future industry-specific developments or general economic trends will not adversely affect the Company's operations or its ability to meet its cash requirements.

                                     PART II

                                OTHER INFORMATION

Item 1.   Legal Proceedings
          -----------------

        A securities class action is presently pending in the United States "District Court for the Northern District of Illinois, Eastern Division, In Re General Instrument Corporation Securities Litigation." This action, which consolidates numerous class action complaints filed in various courts between October 10 and October 27, 1995, is brought by plaintiffs, on their own behalves and as representatives of a class of purchasers of GI Common Stock during the period March 21, 1995 through October 18, 1995. The complaint alleges that the Company and certain of its officers and directors, as well as Forstmann Little & Co. and certain related entities violated the federal securities laws, namely, Sections 10(b) and 20(a) of the Exchange Act, by allegedly making false and misleading statements and failing to disclose material facts about the Company's planned shipments in 1995 of its CFT-2200 and DigiCipher II products. The plaintiffs have moved for class certification. The Company has filed a motion to dismiss the Consolidated Amended Class Action Complaint. Also pending in the same court, under the same name, is a derivative action brought on behalf of the Company. The derivative action alleges that the members of the Company's Board of Directors, several of its officers and Forstmann Little & Co. and related entities had breached their fiduciary duties by reason of the matter complained of in the class action and the defendants' alleged use of material non-public information to sell shares of the Company's stock for personal gain. The Company has filed a motion to dismiss the derivative complaint.

        An action entitled "BKP Partners, L.P. v. General Instrument Corp." was brought in February 1996 by shareholders of NLC, which was merged into the Company in September 1995. The action was originally filed in the Northern District of California and was subsequently transferred to the Northern District of Illinois. The complaint alleges that the GI Common Stock, which was received by the plaintiffs as a result of the merger, was overpriced because of the matters complained of in the class action and the Company's failure to disclose information concerning a significant reduction in its gross margins. The Company has filed a motion to dismiss the complaint.

        In April 1995, prior to the Company's acquisition of NLC in September 1995, DSC Communications Corporation and DSC Technologies Corporation (collectively, "DSC") brought suit against NLC and the founders of NLC. On March 28, 1996, a jury verdict was reached in the case which stated that the founders of NLC breached certain employee agreements with DSC, failed to disclose and diverted a corporate opportunity of DSC, misappropriated DSC trade secrets and conspired to take certain of the foregoing actions, and that NLC used or benefited from the diversion of corporate opportunity and misappropriation of trade secrets. In June 1996, a final judgment against NLC and the individual defendants was entered in favor of DSC, in a total amount of $137 million. However, the court denied DSC's request for entry of permanent injunctive relief. In June 1996, a pre-tax charge to earnings of $141 million was recorded, reflecting the judgment and costs of litigation. Both sides appealed to the U.S. Court of Appeals for the Fifth Circuit. On February 28, 1997, the U.S. Court of Appeals for the Fifth Circuit confirmed the trial court's denial of DSC's request for injunctive relief, reversed the district court judgment for diversion of a corporate opportunity and remanded the case to the trial court for the entry of judgment on the misappropriation of trade secrets claim, which the Company expects to result in a damage award of not more than $138 million plus accrued interest. Enforcement of the judgment was stayed pending the determination of the appeal. Both parties have filed motions for rehearing with the Court of Appeals, and these motions have not yet been decided

        An action entitled "BroadBand Technologies, Inc. vs. General Instrument Corp." was brought in March 1997 in the United States District Court for the Eastern District of North Carolina. The complaint alleges that the Company infringes BroadBand Technologies, Inc.'s U.S. Patent No. 5,457,560 (the "560 Patent"), covering an electronic communications system which delivers television signals, and seeks monetary damages and injunctive relief. The Company has filed a motion to dismiss the complaint for lack of personal jurisdiction. The motion has not yet been decided.

        In March 1997, NLC commenced an action against BroadBand Technologies, Inc. in the United States District Court for the Northern District of California for a declaratory judgment that BroadBand Technologies, Inc. 560 Patent is invalid and unenforceable; for patent infringement; and for violation of the antitrust laws of the United States. In the patent infringement claim, NLC charges that BroadBand Technologies, Inc. infringes two patents licensed to NLC relating to video compression and video signal processing. BroadBand Technologies, Inc. has answered the complaint and does not contest jurisdiction.


Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

        (a)  Exhibits
             --------

             Exhibit 11 - Computation of Earnings Per Share

             Exhibit 99 - Forward-Looking Information

        (b)  Report on Form 8-K
             ------------------

        The Company filed a report on Form 8-K dated January 7, 1997 announcing the Company's intention to separate the Company into three publicly-traded companies to focus on global growth opportunities. The three independent companies are: NextLevel Systems, Inc., CommScope, Inc. and General Semiconductor, Inc. (which will change its name from General Instrument Corporation).

        The Company filed a report on Form 8-K dated March 1, 1997 reporting that the U.S. Court of Appeals for the Fifth Circuit confirmed that no injunction will be issued against the Company's NLC subsidiary in the litigation with DSC Communications Corp., reversed the district court judgment for diversion of a corporate opportunity and remanded the case to the trial court for the entry of judgment on the misappropriation of trade secrets claim.


                                             SIGNATURE
                                             ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             GENERAL INSTRUMENT CORPORATION

May 15, 1997                                 /s/Paul J. Berzenski
------------                                 --------------------
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