Form 10-K/A
period 1996-12-31
GENERAL INSTRUMENT CORP /DE/
filed 1997-06-20
CIK 40656

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


                                 AMENDMENT NO. 1
                                  TO FORM 10-K


The  undersigned   registrant  hereby  amends  the  following  items,  financial statements, exhibits or other portions of its Annual Report on Form 10-K for the Year Ended December 31, 1996, as set forth in the pages attached hereto.

Exhibit 99(a) Form 11-K, Annual Report of the General Instrument Corporation Savings Plan Exhibit 99(b) Form 11-K, Annual Report of the General Instrument (Puerto Rico), Inc.
                    Savings Plan

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on behalf of the undersigned, thereunto duly authorized.


                                         GENERAL INSTRUMENT CORPORATION

                                         By:  /s/Paul J. Berzenski
                                         -------------------------
                                         Paul J. Berzenski
                                         Vice President and  Controller


DATE:  June 20, 1997