Form 10-Q
period 1997-06-30
GENERAL SEMICONDUCTOR INC
filed 1997-08-14
CIK 40656

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the transition period from
                                ------------ to
                                  ------------

                         Commission file number 1-5442

                          GENERAL SEMICONDUCTOR, INC.

             (Exact name of registrant as specified in its charter)

                  DELAWARE                                      13-3575653
       (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                       Identification No.)

                10 MELVILLE PARK ROAD, MELVILLE, NEW YORK 11747

                    (Address of principal executive offices)
                                   (Zip Code)

                                 (516) 847-3000

              (Registrant's telephone number, including area code)

          GENERAL INSTRUMENT CORPORATION; 8770 WEST BRYN MAWR AVENUE,
                            CHICAGO, ILLINOIS 60631

              Former name, former address and former fiscal year,
                         if changed since last report.

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes /X/    No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

                    CLASS                              OUTSTANDING AT JULY 31, 1997(1)
----------------------------------------------  ----------------------------------------------
        Common Stock, par value $0.01                             36,840,759

(1) Reflects a one for four reverse stock split of the Company's common stock effected July 25, 1997.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                  GENERAL SEMICONDUCTOR, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q

                                                                                                              PAGES
                                                                                                           -----------
PART I.  FINANCIAL INFORMATION

Financial Statements

  Condensed Consolidated Balance Sheets at June 30, 1997 (unaudited) and December 31, 1996...............           2

  Consolidated Statements of Operations for the Three and Six Months ended June 30, 1997 and 1996
    (unaudited)..........................................................................................           3

  Consolidated Statement of Stockholders' Equity.........................................................           4

  Consolidated Statements of Cash Flows for the Six Months ended June 30, 1997 and 1996..................           5

  Notes to Consolidated Financial Statements.............................................................        6-12

  Management's Discussion and Analysis of Financial Condition and Results of Operations..................       13-15

PART II.  OTHER INFORMATION

  Legal Proceedings......................................................................................          16

  Submission of Matters to a Vote of Security Holders....................................................          17

SIGNATURE................................................................................................          18

  Exhibits...............................................................................................          19

                         PART I--FINANCIAL INFORMATION

                          GENERAL SEMICONDUCTOR, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                     (IN THOUSANDS, EXCEPT STOCK PAR VALUE)

                                                                                         JUNE 30,    DECEMBER 31,
                                                                                           1997        1996(1)
                                                                                       ------------  ------------
                                                                                       (UNAUDITED)
                                       ASSETS
Current Assets:
Cash and cash equivalents............................................................  $     37,350   $   20,252
Short-term investments...............................................................       --            49,946
Accounts receivable, less allowance for doubtful accounts of $905 and $866,
  respectively.......................................................................        50,491       49,629
Inventories..........................................................................        29,492       31,551
Prepaid expenses and other current assets............................................         8,345        5,675
Deferred income taxes................................................................        10,274       12,354
                                                                                       ------------  ------------
      Total current assets...........................................................       135,952      169,407
Property, plant and equipment--net...................................................       204,616      202,281
Excess of cost over fair value of net assets acquired, less accumulated amortization
  of $36,212 and $33,641, respectively...............................................       170,448      173,022
Deferred income taxes, net of valuation allowance....................................        22,342       41,590
Intangibles and other assets, less accumulated amortization of $38,299 and $36,876,
  respectively.......................................................................        25,216       26,128
                                                                                       ------------  ------------
      Total non-current assets.......................................................       422,622      443,021
Net assets of discontinued operations................................................     1,501,640    1,444,734
                                                                                       ------------  ------------
TOTAL ASSETS.........................................................................  $  2,060,214   $2,057,162
                                                                                       ------------  ------------
                                                                                       ------------  ------------

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable.....................................................................  $     34,525   $   55,365
Accrued expenses.....................................................................        46,898       40,119
Current portion of long-term debt....................................................         4,310        4,310
                                                                                       ------------  ------------
      Total current liabilities......................................................        85,733       99,794
Long-term debt.......................................................................       664,922      688,025
Deferred income taxes................................................................        15,250       15,104
Other non-current liabilities........................................................        76,985       81,086
                                                                                       ------------  ------------
      Total liabilities..............................................................       842,890      884,009
                                                                                       ------------  ------------
Commitments and contingencies

Stockholders' Equity:
Preferred Stock, $0.01 par value; 20,000 shares authorized; no shares issued                --            --
Common Stock, $0.01 par value; 400,000 shares authorized; 34,452 and 34,286 shares
  issued, respectively...............................................................           345          343
Retained earnings....................................................................       264,053      254,552
Other stockholders' equity...........................................................       952,926      918,258
                                                                                       ------------  ------------
                                                                                          1,217,324    1,173,153
                                                                                       ------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...........................................  $  2,060,214   $2,057,162
                                                                                       ------------  ------------
                                                                                       ------------  ------------

------------------------

(1) The consolidated balance sheet as of December 31, 1996 has been derived from the audited General Instrument Corporation financial statements at that date and condensed.

                See notes to consolidated financial statements.

                          GENERAL SEMICONDUCTOR, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                (UNAUDITED--IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                          JUNE 30,                JUNE 30,
                                                                   ----------------------  ----------------------
                                                                      1997        1996        1997        1996
                                                                   ----------  ----------  ----------  ----------
NET SALES........................................................  $   95,511  $  100,002  $  180,880  $  197,904
                                                                   ----------  ----------  ----------  ----------
OPERATING COSTS AND EXPENSES:
  Cost of sales..................................................      88,596      62,205     154,539     120,625
  Selling, general and administrative............................      11,410       7,662      22,577      21,329
  Research and development.......................................       1,818       1,553       3,250       2,915
  Amortization of excess of cost over fair value of net assets
    acquired.....................................................       1,286       1,286       2,571       2,583
                                                                   ----------  ----------  ----------  ----------
      Total operating costs and expenses.........................     103,110      72,706     182,937     147,452
                                                                   ----------  ----------  ----------  ----------
OPERATING INCOME (LOSS)..........................................      (7,599)     27,296      (2,057)     50,452
Other income (expense)-net.......................................         (40)         27          11         (25)
Interest expense-net.............................................      (2,277)     (2,699)     (5,340)     (5,202)
                                                                   ----------  ----------  ----------  ----------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES.....      (9,916)     24,624      (7,386)     45,225
(Provision) Benefit from income taxes............................         500     (10,023)     (1,323)    (18,407)
                                                                   ----------  ----------  ----------  ----------
INCOME (LOSS) FROM CONTINUING OPERATIONS.........................      (9,416)     14,601      (8,709)     26,818

DISCONTINUED OPERATIONS
Income (Loss) from discontinued operations, net of income tax expense of $11,443 and $23,331 in 1997 and an income tax
  benefit of $38,779 and $28,082 in 1996.........................       1,234     (72,690)     18,210     (53,742)
                                                                   ----------  ----------  ----------  ----------
NET INCOME (LOSS)................................................  $   (8,182) $  (58,089) $    9,501  $  (26,924)
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------

Weighted Average Shares Outstanding..............................      34,433      32,102      34,394      31,849

PRIMARY EARNINGS (LOSS) PER SHARE:
  Continuing operations..........................................  $    (0.27) $     0.45  $    (0.25) $     0.84
  Discontinued operations........................................        0.03       (2.26)       0.53       (1.69)
                                                                   ----------  ----------  ----------  ----------
  Net income (loss)..............................................  $    (0.24) $    (1.81) $     0.28  $    (0.85)
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------

FULLY DILUTED EARNINGS (LOSS) PER SHARE:
  Continuing operations..........................................              $     0.42              $     0.77
                                                                               ----------              ----------
                                                                               ----------              ----------

    Fully diluted earnings (loss) per share from continuing operations for 1997, and discontinued operations and net income (loss) for 1997 and 1996 are not reported herein as the effect of such computations are anti-dilutive.

                See notes to consolidated financial statements.

                          GENERAL SEMICONDUCTOR, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                           (UNAUDITED--IN THOUSANDS)

                                                    COMMON STOCK       ADDITIONAL              UNREALIZED     COMMON
                                               ----------------------    PAID-IN    RETAINED     GAIN ON     STOCK IN
                                                SHARES      AMOUNT       CAPITAL    EARNINGS   INVESTMENT    TREASURY
                                               ---------  -----------  -----------  ---------  -----------  -----------
BALANCE, JANUARY 1, 1997.....................     34,286   $     343    $ 926,194   $ 254,552   $  --        $  (7,271)
Net income for the six months ended June 30,
  1997.......................................                                           9,501
Exercise of stock options and related tax
  benefit....................................        156           2       15,097
Conversion of Convertible Junior Subordinated
  Notes......................................         10                      948
Amortization of unearned compensation........
Unrealized gain on investment, net of tax....                                                      18,487
Treasury stock transactions..................                                                                      (66)
                                               ---------       -----   -----------  ---------  -----------  -----------
BALANCE, JUNE 30, 1997.......................     34,452   $     345    $ 942,239   $ 264,053   $  18,487    $  (7,337)
                                               ---------       -----   -----------  ---------  -----------  -----------
                                               ---------       -----   -----------  ---------  -----------  -----------

                                                                   TOTAL
                                                  UNEARNED      STOCKHOLDERS'
                                                COMPENSATION       EQUITY
                                               ---------------  ------------
BALANCE, JANUARY 1, 1997.....................     $    (665)     $1,173,153
Net income for the six months ended June 30,
  1997.......................................                         9,501
Exercise of stock options and related tax
  benefit....................................                        15,099
Conversion of Convertible Junior Subordinated
  Notes......................................                           948
Amortization of unearned compensation........           202             202
Unrealized gain on investment, net of tax....                        18,487
Treasury stock transactions..................                           (66)
                                                      -----     ------------
BALANCE, JUNE 30, 1997.......................     $    (463)     $1,217,324
                                                      -----     ------------
                                                      -----     ------------

                See notes to consolidated financial statements.

                          GENERAL SEMICONDUCTOR, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (UNAUDITED--IN THOUSANDS)

                                                                                              SIX MONTHS ENDED
                                                                                                  JUNE 30,
                                                                                          ------------------------
                                                                                             1997         1996
                                                                                          -----------  -----------
OPERATING ACTIVITIES:
  Income (Loss) from continuing operations..............................................  $    (8,709) $    26,818
  Adjustments to reconcile to net cash provided by continuing operating activities:
    Depreciation and amortization.......................................................       12,106       11,161
    Changes in assets and liabilities:
      Accounts receivable...............................................................       (9,749)      11,966
      Inventories.......................................................................        2,059       (6,835)
      Prepaid expenses and other current assets.........................................       (2,670)         (92)
      Other non-current assets..........................................................         (681)      (1,309)
      Deferred income taxes.............................................................         (135)       3,256
      Accounts payable and accrued expenses.............................................       14,236      (12,836)
      Other non-current liabilities.....................................................        5,355       (2,222)
    Other...............................................................................         (220)         706
                                                                                          -----------  -----------
Net cash provided by continuing operating activities....................................       11,592       30,613
                                                                                          -----------  -----------
Cash used in discontinued operations....................................................       (1,256)    (133,673)
                                                                                          -----------  -----------
INVESTING ACTIVITIES:
  Expenditures for property, plant and equipment........................................      (10,454)     (33,116)
  Proceeds from sale of short-term investments..........................................       24,972      --
  Proceeds from sale of assets..........................................................      --             4,368
                                                                                          -----------  -----------
Net cash provided by (used in) investing activities.....................................       14,518      (28,748)
                                                                                          -----------  -----------
FINANCING ACTIVITIES:
  Costs associated with the issuance of Common Stock....................................      --              (289)
  Net (repayments of) proceeds from revolving credit facilities.........................      (20,000)     135,000
  Redemption of Convertible Junior Subordinated Notes...................................      --            (6,440)
  Principal repayment of debt...........................................................       (2,155)      (2,155)
  Exercise of stock options.............................................................       14,399        2,185
                                                                                          -----------  -----------
Net cash (used in) provided by financing activities.....................................       (7,756)     128,301
                                                                                          -----------  -----------
Increase (decrease) in cash and cash equivalents........................................       17,098       (3,507)
                                                                                          -----------  -----------
Cash and cash equivalents, beginning of period..........................................       20,252       36,382
                                                                                          -----------  -----------
Cash and cash equivalents, end of period................................................  $    37,350  $    32,875
                                                                                          -----------  -----------
                                                                                          -----------  -----------

                See notes to consolidated financial statements.

                          GENERAL SEMICONDUCTOR, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

          (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1.  DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

    General Semiconductor, Inc. (the "Company" or "General Semiconductor") is a world leader in the discrete segment of the semiconductor industry. The Company designs, manufactures and sells low-to-medium-power rectifiers and transient voltage suppression ("TVS") components in axial, bridge, surface mount and array packages. Power rectifiers and TVS products are semiconductors that are essential components of most electronic devices and systems. Rectifiers convert alternating current (AC) into direct current (DC) which can be utilized by electronic equipment. TVS devices provide protection from electrical surges, ranging from electrostatic discharge to induced lightning. The Company's products are primarily targeted for use in the computer, automotive, telecommunications and consumer electronics industries.

    General Instrument Corporation ("General Instrument") (i) transferred all the assets and liabilities relating to the manufacture and sale of broadband communications products used in the cable television, satellite, and telecommunications industries to its wholly-owned subsidiary NextLevel Systems, Inc. ("NextLevel Systems"), and all the assets and liabilities relating to the manufacture and sale of coaxial, fiber optic and other electric cable used in the cable television, satellite and other industries to its wholly-owned subsidiary CommScope, Inc. ("CommScope") and (ii) distributed all of the outstanding shares of capital stock of each of NextLevel Systems and CommScope to its stockholders on a pro rata basis as a dividend (the "Distribution") in a transaction that was finalized on July 28, 1997 (the "Distribution Date"). On the Distribution Date, NextLevel Systems and CommScope began operating as independent entities with publicly traded common stock. General Instrument retained no ownership interest in either NextLevel Systems or CommScope. Concurrent with the Distribution, General Instrument changed its name to General Semiconductor, Inc. and effected a one for four reverse stock split.

    In this report, all share and per share amounts have been retroactively restated to reflect the reverse stock split. In addition, the number of common shares issued have been adjusted to reflect the reverse stock split and an amount equal to the par value of the reduction of the shares has been transferred from common stock to additional paid-in capital as of June 30, 1997.

    The revenues, costs and expenses, assets and liabilities and cash flows of the businesses transferred to NextLevel Systems and CommScope (the "Discontinued Operations"), have been excluded from the respective captions in the Consolidated Statements of Operations, Condensed Consolidated Balance Sheets and Consolidated Statements of Cash Flows. The net operating results of these entities have been reported, net of applicable income taxes, as "Income (Loss) from discontinued operations"; the net assets of these entities have been reported as "Net assets of discontinued operations"; and the net cash flows of these entities have been reported as "Cash used in discontinued operations". For the purpose of governing certain of the ongoing relationships among General Semiconductor, NextLevel Systems and CommScope after the Distribution, these entities entered into various agreements that provide for an orderly transition, the separation and distribution of the operating assets and liabilities and pension plan assets and liabilities of General Instrument, as well as tax sharing, and other matters.

    In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all necessary adjustments (consisting of normal recurring adjustments) and present fairly the Company's financial position as of June 30, 1997, the results of its operations for the three and six months ended June 30, 1997 and 1996, and its cash flows for the six months ended June 30,1997 and 1996 in conformity with generally accepted accounting principles for interim financial information applied on a consistent basis. There were no adjustments of a non-recurring nature recorded during the six months

                          GENERAL SEMICONDUCTOR, INC.

          (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION (CONTINUED) ended June 30, 1997 and 1996 except for the charges discussed in Note 2 below. The results of operations for the six months ended June 30, 1997, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the General Instrument Annual Report on Form 10-K for the year ended December 31, 1996 and the General Instrument Proxy Statement dated June 13, 1997.

    Certain reclassifications have been made to the prior year consolidated financial statements to conform with the current year presentation.

2. DISCONTINUED OPERATIONS

    Net sales for the Discontinued Operations were $609.7 million and $575.2 million for the three months ended June 30, 1997 and 1996, respectively, and $1,165.6 million and $1,093.0 million for the six months ended June 30, 1997 and 1996, respectively.

    Discontinued operations also includes $28.0 million and $32.1 million, net of applicable income taxes, for the three and six months ended June 30, 1997, respectively, for costs incurred primarily related to the separation of the Taiwan operations of General Instrument between General Semiconductor and NextLevel Systems and for certain other costs incurred directly related to the Distribution.

    In connection with the Distribution, the Company also recorded in income
(loss) from continuing operations a pre-tax charge of $25.4 million and $32.7 million to cost of sales during the three and six months ended June 30, 1997, respectively. These costs relate to employees of General Semiconductor and were incurred in connection with the separation of the Taiwan operations between General Semiconductor and NextLevel Systems.

    Net assets of Discontinued Operations are:

                                                                                  JUNE 30, 1997  DECEMBER 31, 1996
                                                                                  -------------  -----------------
Short-term investments..........................................................   $    30,306     $    --
Accounts receivable.............................................................       462,609           494,801
Inventories.....................................................................       335,247           304,965
Prepaid expenses................................................................        23,787            18,944
Deferred income taxes...........................................................        82,261            94,968
Property, plant and equipment...................................................       385,439           368,770
Intangible and other non-current assets.........................................       153,363           140,323
Deferred income taxes, non-current..............................................        30,670            32,499
Goodwill........................................................................       644,622           654,351
Current liabilities.............................................................      (412,600)         (434,926)
Flexible term notes.............................................................       (10,800)          (10,800)
Other non-current liabilities...................................................      (223,264)         (219,161)
                                                                                  -------------  -----------------
                                                                                   $ 1,501,640     $   1,444,734
                                                                                  -------------  -----------------
                                                                                  -------------  -----------------

                          GENERAL SEMICONDUCTOR, INC.

          (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

3. PRO FORMA INFORMATION

    Giving effect to the Distribution as of January 1, 1996, pro forma results of operations for General Semiconductor, Inc. would have been as follows:

                                                                          PRO FORMA (A)          PRO FORMA(A)
                                                                       THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                            JUNE 30,                JUNE 30
                                                                      ---------------------  ---------------------
                                                                         1997       1996        1997       1996
                                                                      ----------  ---------  ----------  ---------
Income (Loss) from continuing operations............................  $  (11,068) $  13,259  $  (11,519) $  24,013
                                                                      ----------  ---------  ----------  ---------
                                                                      ----------  ---------  ----------  ---------
Primary earnings (loss) per share...................................  $    (0.30) $    0.36  $    (0.31) $    0.65
                                                                      ----------  ---------  ----------  ---------
                                                                      ----------  ---------  ----------  ---------

(A) Assumes the conversion in full of the outstanding General Instrument Convertible Junior Subordinated Notes, a net debt level of $275.0 million and interest expense of $4.9 million and $9.8 million for the three and six months ended June 30, 1997 and 1996, respectively.

    Giving effect to the Distribution, the following pro forma capitalization reflects (i) the cash paid by NextLevel Systems and CommScope on the Distribution Date totaling $170.1 million, (ii) the conversion of the Convertible Junior Subordinated Notes, (iii) the distribution of 147.3 million shares of NextLevel Systems common stock and 49.1 million shares of CommScope common stock to the General Instrument stockholders, (iv) changes in operating assets and liabilities from June 30, 1997 through the Distribution Date, and (v) additional charges to be incurred related to the Distribution.

Long-term debt, including current maturities......................  $ 275,000
                                                                    ---------
Stockholders' equity
  Common stock....................................................        345
  Other stockholders' equity......................................     73,721
                                                                    ---------
Total Stockholders' equity........................................     74,066
                                                                    ---------
    Total Capitalization..........................................  $ 349,066
                                                                    ---------
                                                                    ---------

4. INVENTORIES

    Inventories consist of:

                                                              JUNE 30, 1997  DECEMBER 31, 1996
                                                              -------------  -----------------
  Raw materials.............................................   $     5,787       $   6,616
  Work in process...........................................        11,951          11,813
  Finished goods............................................        11,754          13,122
                                                              -------------        -------
                                                               $    29,492       $  31,551
                                                              -------------        -------
                                                              -------------        -------

                          GENERAL SEMICONDUCTOR, INC.

          (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

5. LONG-TERM DEBT

    LONG-TERM DEBT CONSISTS OF:

                                                                                  JUNE 30, 1997  DECEMBER 31, 1996
                                                                                  -------------  -----------------
Senior indebtedness:
  Revolving credit facilities...................................................   $   394,000      $   414,000
  Taiwan loan...................................................................        48,229           50,384
Convertible Junior Subordinated Notes...........................................       227,003          227,951
                                                                                  -------------        --------
                                                                                       669,232          692,335
Less: current maturities........................................................         4,310            4,310
                                                                                  -------------        --------
                                                                                   $   664,922      $   688,025
                                                                                  -------------        --------
                                                                                  -------------        --------

    In June 1997, approximately $1.0 million of the Convertible Junior Subordinated Notes were converted into General Instrument common stock resulting in the issuance of 10,000 shares. Additionally, during July 1997 the remaining Convertible Junior Subordinated Notes outstanding were converted into General Instrument common stock resulting in the issuance of 2.4 million shares. In connection with the conversion, the Company charged approximately $1.5 million to additional paid-in capital for unamortized deferred financing costs (net of $1.0 million of accrued interest forfeited and net of applicable income taxes).

    The Company repaid the General Instrument revolving credit facility in July 1997 utilizing a combination of the bank credit facility described below and amounts received from NextLevel Systems and CommScope described in Note 3 above.

    In July 1997, the Company entered into a bank credit agreement (the "Credit Agreement") which provides for a $350.0 million secured revolving credit facility and matures on December 31, 2002. The Credit Agreement requires the Company to pay a facility fee on the total commitment. The Credit Agreement permits the Company to choose between two interest rate options: an Adjusted Base Rate (as defined in the Credit Agreement), which is based on the highest of
(i) the rate of interest publicly announced by The Chase Manhattan Bank as its prime rate, (ii) 1% per annum above the secondary market rate for three-month certificates of deposit and (iii) the federal funds effective rate from time to time plus 0.5%, or a Eurodollar rate (LIBOR) plus a margin which varies based on the Company's ratio of indebtedness to earnings before income taxes, depreciation and amortization as defined in the Credit Agreement. The facility fee also varies based on that ratio. The Company is also able to set interest rates through a competitive bid procedure. The Credit Agreement contains financial and operating covenants, including limitations on guarantee obligations, liens, sale of assets, indebtedness, investments, capital expenditures, payment of dividends and leases, and requires the maintenance of certain financial ratios. In addition, certain changes in control of the Company would cause an event of default under the Credit Agreement. None of the restrictions contained in the Credit Agreement is expected to have a significant effect on the Company's ability to operate.

    Net interest expense included in the Consolidated Statements of Operations represents an allocation based upon General Semiconductor's net assets as a percentage of total assets of General Instrument.

                          GENERAL SEMICONDUCTOR, INC.

          (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

6. INCOME TAXES

    General Semiconductor, NextLevel Systems and CommScope entered into a tax sharing agreement (the "Tax Sharing Agreement") that defines the parties' rights and obligations with respect to federal, state and other income or franchise taxes relating to the businesses of General Instrument for tax periods prior to, including and following the Distribution and with respect to certain other tax matters. In general, NextLevel Systems will be responsible for consolidated federal income taxes, consolidated or combined state income taxes and separate state income taxes of General Instrument and its subsidiaries and preparation and filings of the applicable returns through July 25, 1997. Such liability will be determined assuming a closing of the books on July 25, 1997. Liability for foreign income taxes and other taxes will generally be allocated to the legal entity on which such taxes are imposed except that liability for such taxes relating to the Broadband Networks Group (as defined in the Tax Sharing Agreement) will generally be allocated to NextLevel Systems.

    Notwithstanding the above, each of CommScope and General Semiconductor will be responsible for any such taxes to the extent that such taxes are attributable to action taken by that entity or its affiliates after the Distribution that is inconsistent with the tax treatment contemplated in the Tax Ruling received from the Internal Revenue Service. The Company believes that the Tax Sharing Agreement is fair to each of the parties and contains terms which generally are comparable to those which would have been reached at arm's-length negotiations with unaffiliated parties.

    The provision for income taxes for the six months ended June 30, 1997 and 1996 was computed utilizing the Company's expected annual effective income tax rate and the tax effects of restructuring charges recorded during 1997 at the applicable rates.

    The tax effects of temporary differences that give rise to the deferred tax assets at June 30, 1997 and December 31, 1996 consist principally of accrued employee benefits and environmental liabilities. Deferred tax liabilities for the periods presented primarily relate to foreign tax withholding liabilities.

7. LITIGATION

    A securities class action is presently pending in the United States District Court for the Northern District of Illinois, Eastern Division, IN RE GENERAL INSTRUMENT CORPORATION SECURITIES LITIGATION. This action, which consolidates numerous class action complaints filed in various courts between October 10 and October 27, 1995, is brought by plaintiffs, on their own behalves and as representatives of a class of purchasers of General Instrument common stock during the period March 21, 1995 through October 18, 1995. The complaint alleges that General Instrument and certain of its officers and directors, as well as Forstmann Little & Co. and certain related entities violated the federal securities laws, namely, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, by allegedly making false and misleading statements and failing to disclose material facts about General Instrument's planned shipments in 1995 of its CFT-2200 and DigiCipher II products. The plaintiffs have moved for class certification. General Instrument has filed a motion to dismiss the Consolidated Amended Class Action Complaint. Also pending in the same court, under the same name, is a derivative action brought on behalf of General Instrument. The derivative action alleges that the members of General Instrument's Board of Directors, several of its officers and Forstmann Little & Co. and related entities had breached their fiduciary duties by reason of the matter complained of in the class action and the defendants' alleged use of material non-public information to sell shares of the Company's stock for personal gain. General Instrument has filed a motion to dismiss the derivative complaint.

                          GENERAL SEMICONDUCTOR, INC.

          (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

7. LITIGATION (CONTINUED)
    An action entitled BKP PARTNERS, L.P. V. GENERAL INSTRUMENT CORP. was brought in February 1996 by shareholders of NextLevel Communications, which was merged into General Instrument in September 1995. The action was originally filed in the Northern District of California and was subsequently transferred to the Northern District of Illinois. The complaint alleges that the General Instrument common stock, which was received by the plaintiffs as a result of the merger, was overpriced because of the matters complained of in the class action and General Instrument's failure to disclose information concerning a significant reduction in its gross margins. General Instrument has filed a motion to dismiss the complaint.

    An action entitled BROADBAND TECHNOLOGIES, INC. VS. GENERAL INSTRUMENT CORP. was brought in March 1997 in the United States District Court for the Eastern District of North Carolina. The complaint alleges that General Instrument infringes BroadBand Technologies, Inc.'s U.S. Patent No. 5,457,560, covering an electronic communications system which delivers television signals, and seeks monetary damages and injunctive relief. On June 13, 1997, General Instrument's motion to dismiss the complaint for lack of jurisdiction was denied.

    NextLevel Systems has agreed to indemnify the Company in respect of its obligations, if any, arising out of or in connection with the IN RE GENERAL INSTRUMENT CORPORATION SECURITIES LITIGATION, the BKP PARTNERS, L.P., V. GENERAL INSTRUMENT CORP. litigation and the action entitled BROADBAND TECHNOLOGIES, INC.
V. GENERAL INSTRUMENT CORP.

    General Semiconductor is a not a party to any pending legal proceedings other than various claims and lawsuits arising in the normal course of business and those for which they are indemnified. Management is of the opinion that such litigation or claims will not have a material adverse effect on the Company's consolidated financial position or results of operations.

8. EMPLOYEE BENEFITS AND POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS

    In connection with the Distribution, the Company, NextLevel Systems and CommScope have entered into an Employee Benefits Allocation Agreement (the "Agreement"). The Agreement provides that the Company generally will assume or retain, as the case may be, all liabilities under employee benefit plans maintained by General Instrument or any of its subsidiaries with respect to employees of General Semiconductor or any of its retained subsidiaries and employees of previously divested operations other than the liabilities related to employees of NextLevel Systems or CommScope subsequent to the Distribution. The Company believes that the Agreement is fair to each of the parties and contains terms which generally are comparable to those which would have been reached at arm's-length negotiations with unaffiliated parties.

    The General Instrument Corporation Pension Plan for Salaried and Hourly Paid Non-Union Employees (the "GI Pension Plan") intends to effect a spin-off of the assets and liabilities pertaining to all active employees and former employees (as defined in the Agreement) of NextLevel Systems and its subsidiaries to the NextLevel Systems defined benefit pension plan. The GI Pension Plan will retain the remainder of the assets and liabilities.

    Other non-current liabilities includes $36.6 million and $36.1 million at June 30, 1997 and December 31, 1996, respectively, for employee benefits and postretirement and postemployment benefits other than pensions.

                          GENERAL SEMICONDUCTOR, INC.

          (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

9. SUBSEQUENT EVENTS

    On July 8, 1997 the Company entered into an agreement with ITT Industries, Inc. to purchase for $8.0 million certain assets and assume certain liabilities related to its discrete semiconductor business. The acquisition, which is expected to be completed during the fourth quarter of 1997, will be accounted for as a purchase transaction. By broadening the Company's served market to include small signal transistors and zener products, this acquisition will enable the Company to participate in approximately 45% of the $13.0 billion worldwide discrete semiconductor market compared with 20% in which the Company participates today.

    On a pro forma basis, this transaction is not expected to have a material impact on the Company's results of operations, financial position or cash flows for the year ended December 31, 1997.

10. EARNINGS PER SHARE

    In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share ("SFAS No. 128"), which will be adopted by the Company on December 31, 1997. SFAS No. 128, which supersedes Accounting Principles Board Opinion No. 15, Earnings per Share, ("APB No. 15") replaces primary and fully diluted earnings per share with basic and diluted earnings per share, respectively. The Company does not expect the result to be materially different from that reported under APB No. 15.

                          GENERAL SEMICONDUCTOR, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following management discussion and analysis pertains to the continuing operations of General Semiconductor, Inc., unless otherwise noted, and describes material changes in the Company's financial condition since December 31, 1996.

RESULTS OF OPERATIONS:

NET SALES

    Net sales for the three and six months ended June 30, 1997 of $95.5 million and $180.9 million compares to $100.0 million and $197.9 million for the corresponding prior year periods. The decrease of 4.5% and 8.6%, respectively, resulted from lower average selling prices than in the prior year due to industry wide excess capacity, partly offset by increased volume. Order levels increased more than 65% for the three months ended June 30, 1997 over the depressed levels of the comparable prior year period. Net sales increased 11.9% for the three months ended June 30, 1997 compared with the three months ended March 31, 1997 also reflecting increased unit volume.

COST OF SALES

    Cost of sales of $88.6 million and $154.5 million for the three and six months ended June 30, 1997 compares to $62.2 million and $120.6 million for the corresponding prior year periods. Excluding pre-tax costs of $25.4 million and $32.7 million for the three and six months ended June 30, 1997, primarily related to the separation of the Taiwan operations of General Instrument, cost of sales increased 1.6% and 1.0%, respectively, over the prior year periods and represents 66.2% and 67.3% of net sales compared to 62.2% and 61.0% as a result of the decline in average selling prices discussed above.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses of $11.4 million and $22.6 million for the three and six months ended June 30, 1997 increased from $7.7 million and $21.3 million for the comparable prior year periods. The 48.9% increase for the three months ended June 30, 1997 relates primarily to a $2.5 million credit in June 1996 for the settlement of an environmental liability and a $1.0 million pre-tax charge recorded in June 1997 for transaction costs related to the Distribution. Excluding such items, selling general and administrative expenses total $10.4 million and $10.2 million representing 10.9% and 10.1% of net sales for the three months ended June 30, 1997 and 1996, respectively. For the six months ended June 30, 1997 and 1996, excluding a pre-tax charge in 1997 of $1.1 million related to the Distribution, selling, general and administrative expenses total $21.5 million and $21.3 million, representing 11.9% and 10.8% of net sales, respectively.

RESEARCH AND DEVELOPMENT EXPENSES

    Research and development expenses of $1.8 million and $3.2 million for the three and six months ended June 30, 1997 increased from $1.6 million and $2.9 million for the comparable prior year period. As a percentage of net sales, research and development expenses approximate 1.9% for the three and six months ended June 30, 1997 compared with 1.6% for the three and six months ended June 30, 1996 due mainly to the decrease in net sales. The increased level of spending reflects the continued development of new products as well as the modification of existing products.

NET INTEREST EXPENSE

    Net interest expense decreased to $2.3 million for the three months ended June 30, 1997 from $2.7 million for the comparable prior year period. For the six months ended June 30, 1997 interest expense remained constant compared with the corresponding prior year period. Net interest expense represents an allocation based upon General Semiconductor's net assets as a percentage of total assets of General Instrument. Pro forma net interest expense, assuming a net debt level of $275.0 million for each period presented and amortization of debt issuance costs associated with the new borrowings, would have been $4.9 million and $9.8 million for the three and six months ended June 30, 1997 and 1996, respectively.

INCOME TAXES

    The provision for income taxes for the three and six months ended June 30, 1997 was computed utilizing the Company's expected annual effective income tax rate of 37% and the tax effects of restructuring charges recorded during 1997 at the applicable rates. The decrease in the effective rate from 40.7% for 1996 relates primarily to increased income of foreign subsidiaries taxed at rates lower than U.S. rates.

DISCONTINUED OPERATIONS

    The net operating results of the businesses transferred to NextLevel Systems and CommScope have been reported, net of applicable income taxes, as "Income
(Loss) from discontinued operations".

    Discontinued operations also includes $28.0 million and $32.1 million, net of applicable income taxes, for the three and six months ended June 30, 1997, respectively, for costs incurred primarily related to the separation of the Taiwan operations of General Instrument between General Semiconductor and NextLevel Systems and for certain other costs incurred directly related to the Distribution.

LIQUIDITY AND CAPITAL RESOURCES

    Working capital at June 30, 1997 was $50.2 million, compared to $69.6 million at December 31, 1996. The working capital decrease of $19.4 million resulted primarily from the sale of short-term investments offset, in part, by a decrease in accounts payable and accrued expenses and the increase in cash. The current ratio remained relatively constant at 1.6 to 1 at June 30, 1997 compared with 1.7 to 1 at December 31, 1996.

    During the six months ended June 30, 1997, the Company invested $10.5 million in property, plant and equipment related primarily to the completion of the manufacturing facility in Tianjin, China compared with $33.1 million for the corresponding prior year period to expand capacity to meet anticipated future production demands. The Company does not have any material commitments for capital expenditures.

    Long-term debt, excluding current maturities, was $664.9 million at June 30, 1997, compared to $688.0 million at December 31, 1996. In June 1997 approximately $1.0 million of the Convertible Junior Subordinated Notes were converted into General Instrument common stock resulting in the issuance of 10,000 shares. Additionally, during July 1997 the remaining Convertible Junior Subordinated Notes outstanding were converted into General Instrument common stock resulting in the issuance of 2.4 million shares. In connection with the conversion, the Company charged approximately $1.5 million to additional paid-in capital for unamortized deferred financing costs (net of $1.0 million of accrued interest forfeited and net of applicable income taxes).

    The Company repaid the General Instrument revolving credit facility in July 1997 utilizing a combination of the bank credit facility described below and amounts received from NextLevel Systems and CommScope.

    In July 1997, the Company entered into a bank credit agreement (the "Credit Agreement") which provides for a $350.0 million secured revolving credit facility and matures on December 31, 2002. The Credit Agreement requires the Company to pay a facility fee on the total commitment. The Credit Agreement permits the Company to choose between two interest rate options: an Adjusted Base Rate (as defined in the Credit Agreement), which is based on the highest of
(i) the rate of interest publicly announced by The Chase Manhattan Bank as its prime rate, (ii) 1% per annum above the secondary market rate for three-month certificates of deposit and (iii) the federal funds effective rate from time to time plus 0.5%, or a Eurodollar rate (LIBOR) plus a margin which varies based on the Company's ratio of indebtedness to earnings before income taxes, depreciation and amortization as defined in the Credit Agreement. The facility fee also varies based on that ratio. The Company is also able to set interest rates through a competitive bid procedure. The Credit Agreement contains financial and operating covenants, including limitations on guarantee obligations, liens, sale of assets, indebtedness, investments, capital expenditures, payment of dividends and leases, and requires the maintenance of certain financial ratios. In addition, certain changes in control of the Company would cause an event of default under the Credit Agreement. None of the restrictions contained in the Credit Agreement is expected to have a significant effect on the Company's ability to operate.

    During the second half of 1997, the Company expects to incur approximately $15 to $20 million of additional charges, net of applicable income taxes, for costs related to the Distribution. Cash payments after June 30, 1997 for these charges, in addition to the unpaid portion of amounts recorded prior to June 30, 1997, will total approximately $40 to $45 million. Approximately half of such payments will be made in 1997 and the remainder will be made in 1998.

    The Company believes that it has adequate liquidity to meet its current and anticipated needs from the results of its operations, working capital and the existing credit facility. The Company intends to repay its remaining indebtedness primarily with cash flow from operations. There can be no assurance, however, that future industry-specific developments or general economic trends will not adversely affect the Company's operations or its ability to meet its cash requirements.

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    A securities class action is presently pending in the United States District Court for the Northern District of Illinois, Eastern Division, IN RE GENERAL INSTRUMENT CORPORATION SECURITIES LITIGATION. This action, which consolidates numerous class action complaints filed in various courts between October 10 and October 27, 1995, is brought by plaintiffs, on their own behalves and as representatives of a class of purchasers of General Instrument Common Stock during the period March 21, 1995 through October 18, 1995. The complaint alleges that General Instrument and certain of its officers and directors, as well as Forstmann Little & Co. and certain related entities violated the federal securities laws, namely, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, by allegedly making false and misleading statements and failing to disclose material facts about General Instrument's planned shipments in 1995 of its CFT-2200 and DigiCipher II products. The plaintiffs have moved for class certification. General Instrument has filed a motion to dismiss the Consolidated Amended Class Action Complaint. Also pending in the same court, under the same name, is a derivative action brought on behalf of General Instrument. The derivative action alleges that the members of General Instrument's Board of Directors, several of its officers and Forstmann Little & Co. and related entities had breached their fiduciary duties by reason of the matter complained of in the class action and the defendants' alleged use of material non-public information to sell shares of the Company's stock for personal gain. General Instrument has filed a motion to dismiss the derivative complaint.

    An action entitled BKP PARTNERS, L.P. V. GENERAL INSTRUMENT CORP. was brought in February 1996 by shareholders of Next Level Communications, which was merged into General Instrument in September 1995. The action was originally filed in the Northern District of California and was subsequently transferred to the Northern District of Illinois. The complaint alleges that the General Instrument common stock, which was received by the plaintiffs as a result of the merger, was overpriced because of the matters complained of in the class action and General Instrument's failure to disclose information concerning a significant reduction in its gross margins. General Instrument has filed a motion to dismiss the complaint.

    An action entitled BROADBAND TECHNOLOGIES, INC. VS. GENERAL INSTRUMENT CORP. was brought in March 1997 in the United States District Court for the Eastern District of North Carolina. The complaint alleges that General Instrument infringes BroadBand Technologies, Inc.'s U.S. Patent No. 5,457,560, covering an electronic communications system which delivers television signals, and seeks monetary damages and injunctive relief. On June 13, 1997, General Instrument's motion to dismiss the complaint for lack of jurisdiction was denied.

    NextLevel Systems has agreed to indemnify the Company in respect of its obligations, if any, arising out of or in connection with the IN RE GENERAL INSTRUMENT CORPORATION SECURITIES LITIGATION, the BKP PARTNERS, L.P., V. GENERAL INSTRUMENT CORP. litigation and the action entitled BROADBAND TECHNOLOGIES, INC.
V. GENERAL INSTRUMENT CORP.

    General Semiconductor is not a party to any pending legal proceedings other than various claims and lawsuits arising in the normal course of business and those for which they are indemnified. Management is of the opinion that such litigation or claims will not have a material adverse effect on the Company's consolidated financial position or results of operations.

    See also Exhibit 99 to this Form 10-Q.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    General Instrument held a combined Annual and Special Meeting of Stockholders on July 23, 1997.

    1. The stockholders approved the Distribution by a vote of: 112,708,544 for, 114,241 against and 134,846 abstaining:

    2. The stockholders approved an amendment to General Instrument's Certificate of Incorporation to change the name of General Instrument Corporation to General Semiconductor, Inc. by a vote of: 112,981,562 for, 80,750 against and 132,283 abstaining.

    3. The stockholders approved an amendment to General Instrument's Certificate of Incorporation to effect a one for four reverse stock split of the General Semiconductor common stock by a vote of: 112,866,616 for, 168,950 against and 159,029 abstaining.

    4. The stockholders approved an amendment to General Instrument's Certificate of Incorporation to declassify the Board of Directors and provide for the annual election of all directors by a vote of:
       112,231,959 for, 506,000 against and 220,122 abstaining.

    5. The stockholders approved the election of four directors. The votes cast for each nominee were as follows:

                                                                                             FOR        ABSTAIN
                                                                                        -------------  ----------
Lynn Forester.........................................................................    120,329,437   1,604,949
Nicholas Forstmann....................................................................    119,478,267   2,456,119
Richard S. Friedland..................................................................    119,476,550   2,457,836
J. Tracy O'Rourke.....................................................................    120,324,042   1,610,344

    In connection with the Distribution, the above named directors (and all other General Instrument directors except Steven B. Klinsky) resigned on July 25, 1997 and five new directors were appointed to the Company's Board: Ronald A. Ostertag; Ronald Rosenzweig; Peter A. Schwartz; Samuel L. Simmons; and Dr. Gerald T. Wrixon. Steven B. Klinsky remains a member of the Board of Directors.

ITEM 6. EXHIBITS

    (a) Exhibits

    See attached listing

    (b) Report on Form 8-K

    No reports on Form 8-K were filed by the Registrant during the three months ended June 30, 1997.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              GENERAL SEMICONDUCTOR, INC.

August 14, 1997                               /s/ ANDREW M. CAGGIA
-------------                                 ---------------------------------------------
Date                                          Andrew M. Caggia
                                              Sr. Vice President and Chief Financial Officer
                                              Signing both in his capacity as Sr. Vice
                                              President on behalf of the Registrant and as
                                              Chief Financial Officer of the Registrant

                               INDEX TO EXHIBITS

EXHIBIT NO.                                                 DESCRIPTION
-------------  -----------------------------------------------------------------------------------------------------

        2.1    Agreement of Merger, dated as of July 25, 1997, between General Instrument Corporation and General
               Instrument Corporation of Delaware.

        3.1    Amended and Restated Certificate of Incorporation of General Instrument Corporation.

        3.2    Amended and Restated By-Laws of General Semiconductor, Inc.

       10.1    Employee Benefits Allocation Agreement, dated as of July 25, 1997, among NextLevel Systems Inc.,
               CommScope, Inc. and General Semiconductor, Inc.

       10.2    Debt and Cash Allocation Agreement, dated as of July 25, 1997, among NextLevel Systems, Inc.,
               CommScope, Inc. and General Semiconductor, Inc.

       10.3    Insurance Agreement, dated as of July 25, 1997, among NextLevel Systems, Inc. CommScope, Inc. and
               General Semiconductor, Inc.

       10.4    Tax Sharing Agreement, dated as of July 25, 1997, among NextLevel Systems, Inc. CommScope, Inc. and
               General Semiconductor, Inc.

       10.5    Trademark License Agreement, dated as of July 25, 1997, among NextLevel Systems, Inc., CommScope,
               Inc. and General Semiconductor, Inc.

       10.6    Transition Services Agreement, dated as of July 25, 1997, between NextLevel Systems, Inc. and General
               Semiconductor, Inc.

       10.7    Credit Agreement, dated as of July 23, 1997, among General Semiconductor, Inc., Certain Banks, The
               Chase Manhattan Bank, as Administrative Agent, and The Chase Manhattan Bank, Bank of America National
               Trust and Savings Association, Bank of Montreal, The Bank of Nova Scotia, CIBC, Inc., Credit Lyonnais
               New York Branch, Fleet National Bank and Wachovia Bank, N.A., as Co-Agents.

       10.8    Amended and Restated General Semiconductor, Inc. 1993 Long-Term Incentive Plan.

       10.9    Form of Indemnification Agreement between General Semiconductor, Inc. and its directors and executive officers.

         11    Computation of Earnings Per Share

         27    Financial Data Schedule

         99    Forward Looking Information