Form 10-Q
period 1997-09-30
GENERAL SEMICONDUCTOR INC
filed 1997-11-14
CIK 40656

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997
                                               ------------------
                                       OR

[    ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
            EXCHANGE  ACT OF 1934

                For the transition period from _______ to _______

                          Commission file number 1-5442
                                                 ------

                           General Semiconductor, Inc.
                           ---------------------------
             (Exact name of registrant as specified in its charter)

 Delaware                                                            13-3575653
---------                                                            ----------
(State or other jurisdiction of                                 (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                 10 Melville Park Road, Melville, New York 11747
                 -----------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (516) 847-3000
                                 --------------
              (Registrant's telephone number, including area code)

        ----------------------------------------------------------------
               Former name, former address and former fiscal year,
                         if changed since last report.

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) ,and (2) has been subject to such filing requirements for the past 90 days.

Yes x     No
   ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

       Class                                 Outstanding at October 31, 1997 (1)
       -----                                 -----------------------------------
Common Stock, par value $0.01                            36,782,405

(1) Reflects a one for four reverse stock split of the Company's common stock effected July 25, 1997.

                  GENERAL SEMICONDUCTOR, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q








                                                                      PAGES

PART  I.          FINANCIAL INFORMATION
                  ---------------------


Financial Statements


        Condensed Consolidated Balance Sheets at
        September 30, 1997 (unaudited) and December 31, 1996            2


        Consolidated Statements of Operations for the Three and
        Nine Months ended September 30, 1997 and 1996 (unaudited)       3


        Consolidated Statement of Stockholders' Equity                  4

        Consolidated Statements of Cash Flows for the
        Nine Months ended September 30, 1997 and 1996                   5

        Notes to Consolidated Financial Statements                     6-11

        Management's Discussion and Analysis of
        Financial Condition and Results of Operations                 12-14


PART II.          OTHER INFORMATION
                  -----------------


        Legal Proceedings

        Changes in Securities and Use of Proceeds

        Submission of Matters to a Vote of Security Holders

        Exhibits


SIGNATURE

                                     PART I
                              FINANCIAL INFORMATION

                           GENERAL SEMICONDUCTOR, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In Thousands, Except Stock Par Value)


                                     ASSETS

                                                                                                  (Unaudited)
                                                                                                 September 30,      December 31,
                                                                                                     1997              1996 (1)
                                                                                                  -----------       -----------
Current Assets:
Cash and cash equivalents ....................................................................... $    14,649       $    20,252
Short-term investments ..........................................................................          -             49,946
Accounts receivable, less allowance for doubtful accounts of $763
     and $866, respectively .....................................................................      54,036            49,629
Inventories .....................................................................................      29,278            31,551
Prepaid expenses and other current assets .......................................................      10,310             5,675
Deferred income taxes ...........................................................................      12,086            12,354
                                                                                                  ------------       -----------

     Total current assets .......................................................................     120,359           169,407

Property, plant and equipment - net .............................................................     208,118           202,281
Excess of cost over fair value of net assets acquired, less accumulated
    amortization of $37,498 and $33,641, respectively ...........................................     169,165           173,022
Deferred income taxes, net of valuation allowance ...............................................      23,879            41,590
Intangibles and other assets, less accumulated amortization of $8,760 and
    $36,876, respectively .......................................................................      20,738            26,128
                                                                                                   -----------       -----------

     Total non-current assets ...................................................................     421,900           443,021

Net assets of discontinued operations ...........................................................        -            1,444,734
                                                                                                   -----------       -----------

TOTAL ASSETS .................................................................................... $   542,259       $ 2,057,162
                                                                                                  ============      ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable ................................................................................ $    40,665       $    55,365
Accrued expenses .................................................................................     56,475            40,119
Current portion of long-term debt ................................................................      4,310             4,310
                                                                                                   -----------       -----------

     Total current liabilities ...................................................................    101,450            99,794

Long-term debt ...................................................................................    272,919           688,025
Deferred income taxes ............................................................................     14,308            15,104
Other non-current liabilities ....................................................................     75,924            81,086
                                                                                                   -----------       -----------

     Total liabilities ...........................................................................    464,601           884,009
                                                                                                   -----------       -----------

Commitments and contingencies

Stockholders' Equity:
Preferred Stock, $0.01 par value; 20,000 shares authorized; no shares issued                               -                 -
Common Stock, $0.01 par value; 400,000 shares authorized; 36,887
     and 34,286 shares issued, respectively ......................................................        369               343
Retained earnings ................................................................................     84,605           254,552
Other stockholders' equity .......................................................................     (7,316)          918,258
                                                                                                   -----------       -----------
                                                                                                       77,658         1,173,153
                                                                                                   -----------       -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .......................................................$   542,259       $ 2,057,162
                                                                                                   ===========       ===========

(1) The consolidated balance sheet as of December 31, 1996 has been derived from the audited General Instrument financial statements at that date and condensed.

                 See notes to consolidated financial statements.

                           GENERAL SEMICONDUCTOR, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Unaudited - In Thousands, Except Per Share Data)



                                                                Three Months Ended                       Nine Months Ended
                                                                  September 30,                              September 30,
                                                       ------------------------------------    -------------------------------------
                                                            1997                1996                 1997                  1996
                                                       ---------------     ----------------    ----------------      ---------------


NET SALES                                               $  95,568           $  84,650           $  276,448            $  282,554
                                                       ---------------     ----------------    -----------------     ---------------

OPERATING COSTS AND EXPENSES:
    Cost of sales                                          64,906              54,037              219,445               174,662
    Selling, general and administrative                    10,291               7,325               32,868                28,654
    Research and development                                1,673               1,414                4,923                 4,329
    Amortization of excess of cost over fair value
       of net assets acquired                               1,286               1,286                3,857                 3,869
                                                       ---------------     ----------------    -----------------     ---------------
         Total operating costs and expenses                78,156              64,062              261,093               211,514
                                                       ---------------     ----------------    -----------------     ---------------

OPERATING INCOME                                           17,412              20,588               15,355                71,040
Other income (expense)-net                                     65                 (40)                  76                   (65)
Interest expense-net                                       (3,976)             (2,520)              (9,316)               (7,722)
                                                       ---------------     ----------------    -----------------     ---------------

INCOME FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES                                        13,501              18,028                6,115                63,253

Provision for income taxes                                 (4,995)             (7,337)              (6,318)              (25,744)
                                                       ----------------    ----------------    -----------------     ---------------

INCOME (LOSS) FROM CONTINUING
OPERATIONS                                                  8,506              10,691                 (203)                37,509

DISCONTINUED OPERATIONS
Income (Loss) from discontinued operations, net of
income tax benefit of $1,258 and expense of $22,073
in 1997 and income tax expense of $19,368 and benefit     (21,149)             31,431               (2,939)               (22,310)
of $8,714 in 1996                                      ----------------    ----------------    -----------------     ---------------

NET INCOME (LOSS)                                       $ (12,643)          $  42,122           $   (3,142)           $    15,199
                                                       ================    ================    =================     ===============

Weighted Average Shares Outstanding:
   Primary                                                 36,704              34,380               35,172                 32,704
   Fully diluted                                           37,118              36,855               36,924                 36,884

Primary earnings (loss) per share:
 Continuing operations                                  $    0.23           $    0.31           $    (0.01)           $      1.15
 Discontinued operations                                    (0.57)               0.92                (0.08)                 (0.68)
                                                       -----------------   ----------------    -----------------     -------------
 Net income (loss)                                      $   (0.34)          $    1.23           $    (0.09)           $      0.47
                                                       =================   ================    =================     ===============

Fully diluted earnings per share:
 Continuing operations                                                      $    0.30                                 $      1.08
 Discontinued operations                                                         0.89                               ================
                                                                           ----------------
 Net income                                                                 $    1.19
                                                                           ================


Fully diluted earnings (loss) per share from continuing operations for 1997, and discontinued operations and net income (loss) for 1997 and the nine months ended September 30, 1996 are not reported herein as the effect of such computations are anti-dilutive.

                 See notes to consolidated financial statements.

                           GENERAL SEMICONDUCTOR, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                           (Unaudited - In Thousands)



                                                                                                                            Total
                                              Common Stock     Additional            Unrealized     Common     Unearned     Stock-
                                            ----------------    Paid-In    Retained   Gain On      Stock In    Compen-     holders'
                                            Shares    Amount    Capital    Earnings  Investment    Treasury    sation       Equity
                                            ------    ------   ----------  --------  ----------    ---------  --------  ------------


BALANCE, JANUARY 1, 1997                    34,286   $   343   $  926,194  $254,552  $        -     $ (7,271)  $  (665) $ 1,173,153
Net loss for the nine months
   ended September 30, 1997                                                  (3,142)                                         (3,142)
Exercise of stock options and
   related tax benefit                         200         2       19,361                                                    19,363
Conversion of Convertible
Junior Subordinated Notes                    2,397        24      226,626                                                   226,660
Amortization of unearned
   compensation                                                                                                    243          243
Unrealized gain on investment,
   net of tax                                                                            22,018                              22,018
Treasury stock transactions                                                                             (100)                  (100)
Distribution of NextLevel and CommScope                        (1,172,191) (166,805)    (22,018)                   422   (1,360,592)
Common stock issued                              4                     55                                                        55
                                            ------    ------   ----------  -------   ----------    ---------  --------  ------------
BALANCE, SEPTEMBER 30, 1997                 36,887    $  369   $       55  $84,605   $        -    $  (7,371) $      -  $     77,658
                                            ======    ======   ==========  =======   ==========    =========  ========  ============


                 See notes to consolidated financial statements.

                                           GENERAL SEMICONDUCTOR, INC.
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (Unaudited - In Thousands)


                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                 ----------------------------------
                                                                                     1997                1996
                                                                                 --------------     ---------------
OPERATING ACTIVITIES:
 Income (Loss) from continuing operations                                          $      (203)       $     37,509
 Adjustments to reconcile to net cash
   provided by continuing operating activities:
    Depreciation and amortization                                                       18,202              16,147
    Changes in assets and liabilities:
         Accounts receivable                                                           (13,294)             14,553
         Inventories                                                                     2,273              (6,643)
         Prepaid expenses and other current assets                                      (4,635)                 82
         Other non-current assets                                                       (1,488)                 (4)
         Deferred income taxes                                                          (3,831)             26,538
         Accounts payable and accrued expenses                                          11,730             (23,859)
         Other non-current liabilities                                                   4,296              (3,802)
    Other                                                                                 (104)                207
                                                                                 --------------     ---------------
Net cash provided by continuing operating activities                                    12,946              60,728
                                                                                 --------------     ---------------
Cash provided by (used in) discontinued operations                                     144,970            (160,813)
                                                                                 --------------     ---------------

INVESTING ACTIVITIES:
    Expenditures for property, plant and equipment                                    (18,347)             (45,226)
    Proceeds from sale of short-term investments                                       24,972                  -
    Proceeds from sale of assets                                                         -                   4,368
                                                                                 --------------     ---------------
Net cash provided by (used in)  investing activities                                    6,625              (40,858)
                                                                                 --------------     ---------------

FINANCING ACTIVITIES:
    Costs associated with the issuance of debt and Common Stock                        (1,049)               (882)
    Net (repayments of ) proceeds from revolving credit facilities                   (185,000)            154,330
    Redemption of Convertible Junior Subordinated Notes                                  (245)             (6,440)
    Principal repayment of debt                                                        (2,155)             (2,155)
    Exercise of stock options                                                          18,305               2,486
                                                                                 --------------     ---------------
Net cash (used in) provided by financing activities                                  (170,144)            147,339
                                                                                 --------------     ---------------
Increase (decrease) in cash and cash equivalents                                       (5,603)              6,396
                                                                                 --------------     ---------------
Cash and cash equivalents, beginning of period                                         20,252              36,382
                                                                                 --------------     ---------------
Cash and cash equivalents, end of period                                          $    14,649        $     42,778
                                                                                 ==============     ===============

                 See notes to consolidated financial statements.

                           GENERAL SEMICONDUCTOR, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
           (All amounts in thousands, except share and per share data)

1.  DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

General Semiconductor, Inc. (the "Company" or "General Semiconductor") is a world leader in the discrete segment of the semiconductor industry. The Company designs, manufactures and sells low-to-medium-power rectifiers, small signal transistors and transient voltage suppression ("TVS") components in axial, bridge, surface mount and array packages. Power rectifiers and TVS products are semiconductors that are essential components of most electronic devices and systems. Rectifiers convert alternating current (AC) into direct current (DC) which can be utilized by electronic equipment. TVS devices provide protection from electrical surges, ranging from electrostatic discharge to induced lightning. Small signal transistors amplify or switch low level currents. The Company's products are primarily targeted for use in the computer, automotive, telecommunications and consumer electronics industries.

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

In this report, all share and per share amounts have been retroactively restated to reflect the reverse stock split. In addition, the number of common shares issued have been adjusted to reflect the reverse stock split and an amount equal to the par value of the reduction of the shares has been transferred from common stock to additional paid-in capital as of September 30, 1997.

The revenues, costs and expenses, assets and liabilities and cash flows of the businesses transferred to the NextLevel Systems and CommScope segments (the "Discontinued Operations"), have been excluded from the respective captions in the Consolidated Statements of Operations, Condensed Consolidated Balance Sheets and Consolidated Statements of Cash Flows and have been reported through the Distribution Date as "Income (Loss) from discontinued operations", net of applicable income taxes; as "Net assets of discontinued operations"; and as "Cash flow from discontinued operations" for all periods presented. For the purpose of governing certain of the ongoing relationships among General Semiconductor, NextLevel Systems and CommScope after the Distribution, these entities entered into various agreements that provide for an orderly transition, the separation and distribution of the operating assets and liabilities and pension plan assets and liabilities of General Instrument, as well as tax sharing, and other matters.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all necessary adjustments (consisting of normal recurring adjustments) and present fairly the Company's financial position as of September 30, 1997, the results of its operations for the three and nine months ended September 30, 1997 and 1996, and its cash flows for the nine months ended September 30, 1997 and 1996 in conformity with generally accepted accounting principles for interim financial information applied on a consistent basis. There were no adjustments of a non-recurring nature recorded during the nine months ended September 30, 1997 and 1996 except for the charges discussed in
Note 2 below. The results of operations for the nine months ended September 30, 1997, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the General Instrument Annual Report on Form 10-K for the year ended December 31, 1996 and the General Instrument Proxy Statement dated June 13, 1997.

Certain reclassifications have been made to the prior year consolidated financial statements to conform with the current year presentation.

2.  DISCONTINUED OPERATIONS

Net sales for the Discontinued Operations included in the statement of operations were $143.1 million and $577.6 million for the three months ended September 30, 1997 and 1996, respectively, and $1.3 billion and $1.7 billion for the nine months ended September 30, 1997 and 1996, respectively.

Discontinued operations also includes $20.8 million and $52.9 million, net of applicable income taxes, for the three and nine months ended September 30, 1997, respectively, for costs incurred primarily related to the separation of the Taiwan operations of General Instrument between General Semiconductor and NextLevel Systems and for professional fees and certain other administrative and financing costs incurred directly related to the Distribution. As of September 30, 1997 $21.3 million remains to be paid by General Semiconductor.

In connection with the Distribution, the Company also recorded in income (loss) from continuing operations a pre-tax charge of $32.7 million to cost of sales during the nine months ended September 30, 1997. These costs relate to employees of General Semiconductor and were incurred in connection with the separation of the Taiwan operations between General Semiconductor and NextLevel Systems. As of September 30, 1997 $18.4 million remains unpaid.

Net assets of Discontinued Operations as of December 31, 1996 are:

Accounts receivable                                            $  494,801
Inventories                                                       304,965
Prepaid expenses                                                   18,944
Deferred income taxes                                              94,968
Property, plant and equipment                                     368,770
Intangible and other non-current assets                           140,323
Deferred income taxes, non-current                                 32,499
Goodwill                                                          654,351
Current liabilities                                              (434,926)
Flexible term notes                                               (10,800)
Other non-current liabilities                                    (219,161)
                                                                 ---------
                                                               $1,444,734
                                                               ==========

The  Distribution  of  the  net  assets  of  discontinued   businesses   reduced
shareholders' equity by $1.4 billion of which $1.2 billion was allocated to additional paid-in capital and $0.2 million to retained earnings.

3.  PRO FORMA INFORMATION

Giving effect to the Distribution as of January 1, 1996 pro forma results of operations for General Semiconductor, Inc. would have been as follows:

                                         Pro Forma                 Pro Forma
                                     Three Months Ended        Nine Months Ended
                                       September 30,            September 30,
                                    --------------------      -----------------
                                    1997            1996      1997         1996
                                    -----           ----      ----         ----

Income (Loss) from
   continuing operations            $8,009         $9,239    $(3,510)    $33,252
                                    ======         ======    ========    =======
Earnings (loss) per share           $ 0.22         $ 0.25    $( 0.10)    $  0.90
                                    ======         ======    ========    =======

    The pro forma results assumes the conversion of the outstanding General Instrument Convertible Junior Subordinated Notes, a net debt level of $275.0 million through the Distribution Date and interest expense of $4.8 million and $14.6 million for the three and nine months ended September 30, 1997 and $4.9 million and $14.7 million for the three and nine months ended September 30, 1996, respectively.

4.  INVENTORIES

  Inventories consist of:

                               September 30, 1997             December 31, 1996
                               ------------------             -----------------

     Raw materials                  $ 5,449                        $ 6,616
     Work in process                 10,892                         11,813
     Finished goods                  12,937                         13,122
                                    -------                        -------
                                    $29,278                        $31,551
                                    =======                        =======


5.  LONG-TERM DEBT

Long-term debt consists of:
                               September 30, 1997             December 31, 1996
                               ------------------             -----------------

Senior indebtedness:

     Revolving credit facilities    $229,000                     $414,000
     Taiwan loan                      48,229                       50,384

Convertible Junior
     Subordinated Notes                 -                         227,951
                                    --------                      -------

                                     277,229                      692,335
Less: current maturities               4,310                        4,310
                                    --------                      -------

                                    $272,919                     $688,025
                                    ========                     ========


During 1997 the remaining Convertible Junior Subordinated Notes outstanding were converted into General Instrument common stock resulting in the issuance of 2.4 million shares. In connection with the conversion, the Company charged approximately $1.5 million to additional paid-in capital for unamortized deferred financing costs (net of $1.0 million of accrued interest forfeited and net of applicable income taxes). The Company also repaid the General Instrument revolving credit facility in July 1997 utilizing a combination of the bank credit facility described below and amounts received from NextLevel Systems and CommScope at the Distribution Date totaling $170.1 million.

In July 1997, the Company entered into a bank credit agreement (the "Credit Agreement") which provides for a $350.0 million secured revolving credit facility that matures on December 31, 2002. The Credit Agreement requires the Company to pay a facility fee on the total commitment. The Credit Agreement permits the Company to choose between two interest rate options: the Adjusted Base Rate (as defined in the Credit Agreement), which is based on the highest of
(i) the rate of interest publicly announced by The Chase Manhattan Bank as its prime rate, (ii) 1% per annum above the secondary market rate for three-month certificates of deposit and (iii) the federal funds effective rate from time to time plus 0.5%, or a Eurodollar rate (LIBOR) plus a margin which varies based on the Company's ratio of indebtedness to earnings before income taxes, depreciation and amortization as defined in the Credit Agreement. The facility fee also varies based on that ratio. The Company is also able to set interest rates through a competitive bid procedure. The Credit Agreement contains financial and operating covenants, including limitations on guarantee obligations, liens, sale of assets, indebtedness, investments, capital expenditures, payment of dividends and leases, and requires the maintenance of certain financial ratios. In addition, certain changes in control of the Company would cause an event of default under the Credit Agreement.

In September 1997 the Company entered into two interest rate swap transactions pursuant to which it will pay a fixed interest rate averaging 5.96% on a notional amount of $100 million. The Company will receive interest on the $100 million notional amount based on a three month LIBOR rate set quarterly beginning on January 22, 1998. The agreements begin on January 22, 1998 and mature one year later. The effect of these agreements to the Company is to reduce the amount of debt subject to floating interest rates.

Net interest expense included in the Consolidated Statements of Operations through the Distribution Date represents an allocation based upon General
Semiconductor's   net  assets  as  a  percentage  of  total  assets  of  General
Instrument.

6.  INCOME TAXES

General Semiconductor, NextLevel Systems and CommScope entered into a tax sharing agreement (the "Tax Sharing Agreement") that defines the parties' rights and obligations with respect to federal, state and other income or franchise taxes relating to the businesses of General Instrument for tax periods prior to, including and following the Distribution and with respect to certain other tax matters. In general, NextLevel Systems will be responsible for consolidated federal income taxes, consolidated or combined state income taxes and separate state income taxes of General Instrument and its subsidiaries and preparation and filings of the applicable returns through July 25, 1997. Such liability will be determined assuming a closing of the books on July 25, 1997. Liability for foreign income taxes and other taxes will generally be allocated to the legal entity on which such taxes are imposed except that liability for taxes relating to the transferred businesses (as defined in the Tax Sharing Agreement) will generally be allocated to NextLevel Systems.

Notwithstanding the above, each of NextLevel, CommScope and General Semiconductor will be responsible for any such taxes to the extent that such taxes are attributable to action taken by that entity or its affiliates after the Distribution that is inconsistent with the tax treatment contemplated in the Tax Ruling received from the Internal Revenue Service. The Company believes that the Tax Sharing Agreement is fair to each of the parties and contains terms which generally are comparable to those which would have been reached at arms-length negotiations with unaffiliated parties.

The provision for income taxes for the three and nine months ended September 30, 1997 and 1996 was computed utilizing the Company's expected annual effective income tax rate and the tax effects of restructuring charges recorded during 1997 at the applicable rates.

The tax effects of temporary differences that give rise to the deferred tax assets at September 30, 1997 and December 31, 1996 consist principally of accrued employee benefits and environmental liabilities. Deferred tax liabilities for the periods presented primarily relate to foreign tax withholding liabilities.

7.  LITIGATION

A securities class action is presently pending in the United States District Court for the Northern District of Illinois, Eastern Division, In Re General Instrument Corporation Securities Litigation. This action, which consolidates numerous class action complaints filed in various courts between October 10 and October 27, 1995, is brought by plaintiffs, on their own behalves and as representatives of a class of purchasers of General Instrument common stock during the period March 21, 1995 through October 18, 1995. The complaint alleges that General Instrument and certain of its officers and directors, as well as Forstmann Little & Co. and certain related entities violated the federal securities laws, namely, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, by allegedly making false and misleading statements and failing to disclose material facts about General Instrument's planned shipments in 1995 of its CFT-2200 and DigiCipher II products. The plaintiffs have moved for class certification. Also pending in the same court, under the same name, is a derivative action brought on behalf of General Instrument. The derivative action alleges that the members of General Instrument's Board of Directors, several of its officers and Forstmann Little & Co. and related entities had breached their fiduciary duties by reason of the matter complained of in the class action and the defendants' alleged use of material non-public information to sell shares of the Company's stock for personal gain. On September 23, 1997 the district court dismissed the Consolidated Amended Class Action Complaint and the derivative complaint, without prejudice, and the plantiffs were given until November 7, 1997 to amend their complaints. On November 7, 1997 plaintiffs served the defendents with amended complaints, which contain allegations substantially similar to those in the original complaint.

An action entitled BKP Partners, L.P. v. General Instrument Corp. was brought in February 1996 by shareholders of NextLevel Communications, which was merged into General Instrument in September 1995. The action was originally filed in the Northern District of California and was subsequently transferred to the Northern District of Illinois. The complaint alleges that the General Instrument common stock, which was received by the plaintiffs as a result of the merger, was overpriced because of the matters complained of in the class action and General Instrument's failure to disclose information concerning a significant reduction in its gross margins. On September 23, 1997 the district court dismissed the complaint, without prejudice, and the plantiffs were given until November 7, 1997 to amend their complaints. On November 7, 1997, plantiffs served the defendents with amended complaints, which contain allegations substantially similar to those in the original complaint.

An action entitled BroadBand Technologies, Inc. vs. General Instrument Corp. was brought in March 1997 in the United States District Court for the Eastern District of North Carolina. The complaint alleges that General Instrument infringes BroadBand Technologies, Inc.'s ("BBT") U.S. Patent No. 5,457,560, covering an electronic communications system which delivers television signals, and seeks monetary damages and injunctive relief. On June 13, 1997, General Instrument's motion to dismiss the complaint for lack of jurisdiction was denied.

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

8.  EMPLOYEE BENEFITS AND POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS

In connection with the Distribution, the Company, NextLevel Systems and CommScope have entered into an Employee Benefits Allocation Agreement (the "Agreement"). The Agreement provides that the Company generally will assume or retain, as the case may be, all liabilities under employee benefits plans maintained by General Instrument or any of its subsidiaries with respect to employees of General Semiconductor or any of its retained subsidiaries and employees of previously divested operations other than the liabilities related to employees of NextLevel Systems or CommScope subsequent to the Distribution. The Company believes that the Agreement is fair to each of the parties and contains terms which generally are comparable to those which would have been reached at arms-length negotiations with unaffiliated parties.

The General Instrument Corporation Pension Plan for Salaried and Hourly Paid Non-Union Employees (the "GI Pension Plan") intends to effect a spin-off of the assets and liabilities pertaining to all active employees and former employees (as defined in the Agreement) of NextLevel Systems and its subsidiaries to the NextLevel Systems defined benefit pension plan by December 31, 1997. The GI Pension Plan will retain the remainder of the assets and liabilities.

Other non-current liabilities includes $33.3 million and $30.6 million at September 30, 1997 and December 31, 1996, respectively, for employee benefits and postretirement and postemployment benefits other than pensions.

9. SUBSEQUENT EVENT

On October 1, 1997 the Company purchased certain assets and assumed certain liabilities related to the discrete semiconductor business of ITT Industries, Inc. for $8.0 million. The acquisition will be accounted for as a purchase transaction. By broadening the Company's served market to include small signal transistors and zener products, this acquisition will enable the Company to participate in approximately 59% of the $13.0 billion worldwide discrete semiconductor market compared to the 20% in which the Company participated prior to the acquisition.

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

RESULTS OF OPERATIONS:
---------------------

NET SALES
---------
Net sales for the three and nine months ended September 30, 1997 of $95.6 million and $276.4 million compares to $84.7 million and $282.6 million for the corresponding prior year periods. The 12.9% increase for the three months ended September 30, 1997 relates to increased volume shipments offset, in part, by a 15% decline in average selling prices. The 2.2% decrease for the nine months ended September 30, 1997 resulted from lower average selling prices than in the prior year due to industry wide excess capacity, partly offset by the aforementioned increased volume shipments. Order levels increased almost 50% for the three months ended September 30, 1997 over the depressed levels of the comparable prior year period. Foreign exchange rate fluctuations unfavorably impacted net sales by 3.7% and 3.2% for the three and nine months ended September 30, 1997 over the comparable prior year periods.

COST OF SALES
-------------
Cost of sales of $64.9 million and $219.4 million for the three and nine months ended September 30, 1997 compares to $54.0 million and $174.7 million for the corresponding prior year periods. For the three months ended September 30, 1997, cost of sales increased $10.9 million or 20.1% due principally to the increased volume. Excluding pre-tax costs of $32.7 million for the nine months ended September 30, 1997, primarily related to the separation of the Taiwan operations of General Instrument, cost of sales increased 6.9% to $186.7 million. This increase resulted from the increased volume offset, in part, by improved factory performance and foreign exchange fluctuation.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------
Selling, general and administrative expenses of $10.3 million and $32.9 million for the three and nine months ended September 30, 1997 increased from $7.3 million and $28.7 million for the comparable prior year periods. The $3.0 million increase for the three months ended September 30, 1997 relates primarily to higher selling costs and compensation associated with increased revenues. For the nine months ended September 30, 1997 and 1996, excluding a pre-tax charge in 1997 of $1.1 million related to the Distribution, selling, general and administrative expenses total $31.8 million and $28.7 million.

RESEARCH AND DEVELOPMENT EXPENSES
---------------------------------
Research and development expenses of $1.7 million and $4.9 million for the three and nine months ended September 30, 1997 increased from $1.4 million and $4.3 million for the comparable prior year periods. As a percentage of net sales, research and development expenses approximate 1.8% for the three and nine months ended September 30, 1997 compared with 1.6% for the three and nine months ended September 30, 1996. The increased level of spending reflects the continued development of new products as well as the modification of existing products.

NET INTEREST EXPENSE
--------------------
Net interest expense increased to $4.0 million and $9.3 million for the three and nine months ended September 30, 1997 from $2.5 million and $7.7 million for the corresponding prior year periods. Net interest expense represents an allocation based upon General Semiconductor's net assets as a percentage of total assets of General Instrument for 1996 and through the Distribution Date for 1997. Pro forma net interest expense, assuming a net debt level of $275.0 million through the Distribution Date and amortization of debt issuance costs associated with the new borrowings, would have been $4.8 million and $14.6 million for the three and nine months ended September 30, 1997 and $4.9 million and $14.7 million for the comparable prior year periods, respectively.

INCOME TAXES
------------
The provision for income taxes for the three and nine months ended September 30, 1997 was computed utilizing the Company's expected annual effective income tax rate of 37% and the tax effects of restructuring charges recorded during 1997 at the applicable rates. The decrease in the effective rate from 40.7% for 1996 relates primarily to increased income of foreign subsidiaries taxed at rates lower than U.S. rates.

DISCONTINUED OPERATIONS
-----------------------
The net operating results of the businesses transferred to NextLevel Systems and CommScope have been reported, net of applicable income taxes, as "Income (Loss) from discontinued operations".

Discontinued operations also includes $20.8 million and $52.9 million, net of applicable income taxes, for the three and nine months ended September 30, 1997, respectively, for costs incurred primarily related to the separation of the Taiwan operations of General Instrument between General Semiconductor and NextLevel Systems, and for professional fees and certain other administrative and financing costs incurred directly related to the Distribution.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
Working capital at September 30, 1997 was $18.9 million, compared to $69.6 million at December 31, 1996. The working capital decrease of $50.7 million resulted primarily from the liquidation of short-term investments. As a result, the current ratio decreased to 1.2 to 1 at September 30, 1997 compared with 1.7 to 1 at December 31, 1996.

During the nine months ended September 30, 1997, the Company invested $18.3 million in property, plant and equipment compared with $45.2 million for the corresponding prior year period to expand capacity to meet anticipated future production demands including the construction of the manufacturing facility in Tianjin, China. The Company does not have any material commitments for capital expenditures.

Long-term debt, excluding current maturities, was $272.9 million at September 30, 1997 compared to $688.0 million at December 31, 1996. During 1997 the remaining Convertible Junior Subordinated Notes outstanding were converted into General Instrument common stock resulting in the issuance of 2.4 million shares. In connection with the conversion, the Company charged approximately $1.5 million to additional paid-in capital for unamortized deferred financing costs (net of $1.0 million of accrued interest forfeited and net of applicable income taxes). The Company also repaid the General Instrument revolving credit facility in July 1997 utilizing a combination of the bank credit facility described below and amounts received from NextLevel Systems and CommScope at the Distribution Date totaling $170.1 million.

In July 1997, the Company entered into a bank credit agreement (the "Credit Agreement") which provides for a $350.0 million secured revolving credit facility that matures on December 31, 2002. The Credit Agreement requires the Company to pay a facility fee on the total commitment. The Credit Agreement permits the Company to choose between two interest rate options: the Adjusted Base Rate (as defined in the Credit Agreement), which is based on the highest of
(i) the rate of interest publicly announced by The Chase Manhattan Bank as its prime rate, (ii) 1% per annum above the secondary market rate for three-month certificates of deposit and (iii) the federal funds effective rate from time to time plus 0.5%, or a Eurodollar rate (LIBOR) plus a margin which varies based on the Company's ratio of indebtedness to earnings before income taxes, depreciation and amortization as defined in the Credit Agreement. The facility fee also varies based on that ratio. The Company is also able to set interest rates through a competitive bid procedure. The Credit Agreement contains financial and operating covenants, including limitations on guarantee obligations, liens, sale of assets, indebtedness, investments, capital expenditures, payment of dividends and leases, and requires the maintenance of certain financial ratios. In addition, certain changes in control of the Company would cause an event of default under the Credit Agreement.

As of September 30, 1997 approximately $40.0 million remains accrued for restructuring and spin-off related costs charged to the results of the operations. Approximately half of such payments are expected to be made in 1997 and the remainder will be made in April 1998.

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

                           PART II - OTHER INFORMATION

Item 1.     Legal Proceedings
            -----------------

A securities class action is presently pending in the United States District Court for the Northern District of Illinois, Eastern Division, In Re General Instrument Corporation Securities Litigation. This action, which consolidates numerous class action complaints filed in various courts between October 10 and October 27, 1995, is brought by plaintiffs, on their own behalves and as representatives of a class of purchasers of General Instrument Common Stock during the period March 21, 1995 through October 18, 1995. The complaint alleges that General Instrument and certain of its officers and directors, as well as Forstmann Little & Co. and certain related entities violated the federal securities laws, namely, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, by allegedly making false and misleading statements and failing to disclose material facts about General Instrument's planned shipments in 1995 of its CFT-2200 and DigiCipher II products. The plaintiffs have moved for class certification. Also pending in the same court, under the same name, is a derivative action brought on behalf of General Instrument. The derivative action alleges that the members of General Instrument's Board of Directors, several of its officers and Forstmann Little & Co. and related entities had breached their fiduciary duties by reason of the matter complained of in the class action and the defendants' alleged use of material non-public information to sell shares of the Company's stock for personal gain. On September 23, 1997 the district court dismissed the Consolidated Amended Class Action Complaint and the derivative complaint, without prejudice, and the plantiffs were given until November 7, 1997 to amend their complaints. On November 7, 1997, plantiffs served the defendents with amended complaints, which contain allegations substantially similar to those in the original complaint.

An action entitled BKP Partners, L.P. v. General Instrument Corp. was brought in February 1996 by shareholders of NextLevel Communications, which was merged into General Instrument in September 1995. The action was originally filed in the Northern District of California and was subsequently transferred to the Northern District of Illinois. The complaint alleges that the General Instrument common stock, which was received by the plaintiffs as a result of the merger, was overpriced because of the matters complained of in the class action and General Instrument's failure to disclose information concerning a significant reduction in its gross margins. On September 23, 1997 the district court dismissed the complaint, without prejudice, and the plantiffs were given until November 7, 1997 to amend their complaints. On November 7, 1997, plantiffs served the defendents with amended complaints, which contain allegations substantially similar to those in the original complaint.

An action entitled BroadBand Technologies, Inc. vs. General Instrument Corp. was brought in March 1997 in the United States District Court for the Eastern District of North Carolina. The complaint alleges that General Instrument infringes BroadBand Technologies, Inc.'s ("BBT") U.S. Patent No. 5,457,560, covering an electronic communications system which delivers television signals, and seeks monetary damages and injunctive relief. On June 13, 1997, General Instrument`s motion to dismiss the complaint for lack of jurisdiction was denied.

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

See also Exhibit 99 to this Form 10-Q.

Item 2.     Changes in Securities and Use of Proceeds
            -----------------------------------------

           Effective as of July 25, 1997, the General Instrument Certificate of Incorporation was amended to (i) change the name of the Company from General Instrument Corporation to General Semiconductor, Inc. and
           (ii) effect a one for four reverse stock split of the Company's common stock.

Item 4.     Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------

           General Instrument held a combined Annual and Special Meeting of Stockholders on July 23, 1997.

           1.   The  stockholders  approved  the  Distribution  by  a  vote  of:
                112,708,544 for, 114,241 against and 134,846 abstaining:

           2. The stockholders approved an amendment to General Instrument's Certificate of Incorporation to change the name of the company to General Semiconductor, Inc. by a vote of: 112,981,562 for, 80,750 against and 132,283 abstaining.

           3. The stockholders approved an amendment to General Instrument's Certificate of Incorporation to effect a one for four reverse stock split of the General Semiconductor common stock by a vote of:112,866,616 for, 168,950 against and 159,029 abstaining.

           4. The stockholders approved an amendment to General Instrument's Certificate of Incorporation to declassify the Board of Directors and provide for the annual election of all directors by a vote of: 112,231,959 for, 506,000 against and 220,122 abstaining.

           5. The stockholders approved the election of four directors. The votes cast for each nominee were as follows:
                                              FOR                ABSTAIN
                                              ---                -------

                  Lynn Forester            120,329,437          1,604,949
                  Nicholas Forstmann       119,478,267          2,456,119
                  Richard S. Friedland     119,476,550          2,457,836
                  J. Tracy O'Rourke        120,324,042          1,610,344

In connection with the Distribution the above named directors (and all other General Instrument directors except Steven B. Klinsky) resigned on July 25, 1997 and five new directors were appointed to the Company's Board of Directors:
Ronald A. Ostertag; Ronald Rosenzweig; Peter A. Schwartz; Samuel L. Simmons; Dr. Gerald T. Wrixon. Steven B. Klinsky remains a member of the Board of Directors.

Item 6.   Exhibits
          --------

        (a)  Exhibits
             --------

             10.10 Form of Stay Incentive and Severance Protection Agreement between General Semiconductor and certain of its executive officers.

             10.11 Form of Severance Protection Agreement between General Semiconductor, Inc. and certain of its executive officers.

             11       Computation of Earnings Per Share

             27       Financial Data Schedule

             99       Forward Looking Information


        (b)  Report on Form 8-K

             No reports on Form 8-K were filed by the Registrant during the three months ended September 30, 1997.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                              GENERAL SEMICONDUCTOR, INC.


November 13, 1997             /s/Andrew  M. Caggia
-----------------             --------------------
Date                          Andrew M. Caggia
                              Sr. Vice President and Chief Financial Officer
                              Signing both in his capacity as Sr. Vice President
                              on behalf of the Registrant and as Chief
                              Financial Officer of the Registrant