Form 10-K405
period 1997-12-31
GENERAL SEMICONDUCTOR INC
filed 1998-03-31
CIK 40656

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM       TO       .

                         COMMISSION FILE NUMBER 1-5442

                          GENERAL SEMICONDUCTOR, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                        13-3575653
-----------------------------------------------  -----------------------------------------------
        (State or other jurisdiction of                         (I.R.S. Employer
        incorporation or organization)                         Identification No.)

   10 MELVILLE PARK ROAD, MELVILLE, NEW YORK                          11747
-----------------------------------------------  -----------------------------------------------
   (Address of principal executive offices)                        (zip code)

       Registrant's telephone number, including area code (516) 847-3000

          Securities registered pursuant to Section 12(b) of the Act:

              TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
-----------------------------------------------  -----------------------------------------------
    Common Stock, par value $.01 per share                   New York Stock Exchange
        Preferred Stock Purchase Rights                      New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $377.0 million as of March 27, 1998 (based on the closing price of the Common Stock on the New York Stock Exchange on that date). For purposes of this computation, shares held by affiliates and by directors and officers of the registrant have been excluded. Such exclusion of shares to be held by directors and officers is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

    Number of shares of Common Stock, par value $.01 per share, outstanding as of March 27, 1998: 36,804,632.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Company's Proxy Statement to be used in conjunction with the Annual Meeting of Stockholders to be held on May 21, 1998 are incorporated by reference in Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM I. BUSINESS

GENERAL

    General Semiconductor, Inc. ("General Semiconductor" or the "Company"), a Delaware corporation, is a world leader in the design, manufacture and sale of discrete semiconductors. These products are used throughout the electrical and electronics industries to condition current and voltage and to protect electrical circuits from power surges. Applications include components for circuits in consumer electronics, computers, telecommunications, lighting ballasts, home appliances, automotive and industrial products.

1997 COMPANY RESTRUCTURING

    On January 7, 1997 the Board of Directors of General Instrument Corporation ("GI") approved a plan to divide GI into three separate public companies. To effect the transaction, GI (i) transferred all the assets and liabilities relating to the manufacture and sale of broadband communications products used in the cable television, satellite, and telecommunications industries and all rights to the related GI trademarks to its wholly-owned subsidiary NextLevel Systems, Inc. ("NextLevel Systems"), and all the assets and liabilities relating to the manufacture and sale of coaxial, fiber optic and other electric cable used in the cable television, satellite and other industries to its wholly-owned subsidiary CommScope, Inc. ("CommScope") and (ii) distributed all of the outstanding shares of capital stock of each of NextLevel Systems and CommScope to its stockholders on a pro rata basis as a dividend (the "Distribution") in a transaction that was finalized on July 28, 1997 (the "Distribution Date"). On the Distribution Date, NextLevel Systems and CommScope began operating as independent entities with publicly traded common stock. GI retained no ownership interest in either NextLevel Systems or CommScope. Concurrent with the Distribution, GI changed its name to General Semiconductor, Inc. and effected a one for four reverse stock split (the "Stock Split"). On February 2, 1998 NextLevel Systems changed its name to General Instrument Corporation ("General Instrument").

PRINCIPAL PRODUCTS

    General Semiconductor designs, manufactures and sells low-to-medium-power rectifiers, and transient voltage suppressor ("TVS") components in axial, bridge and surface mount packages. In addition, with the acquisition of a discrete small signal products line from ITT Industries, Inc. ("ITT") in October 1997, General Semiconductor now offers small signal diodes, transistors and zener diodes. These products are available in leaded and surface mount packages. Power rectifiers and small signal products are essential components of most electronic devices and systems. Rectifiers convert alternating current (AC) into direct current (DC) which can be utilized by electronic equipment. The small signal diodes perform signal routing and rectification functions, zener diodes provide voltage reference and low level surge protection. Small signal transistors deliver amplification and switching functions. TVS devices are essential semiconductors that are designed to provide protection from electrical surges, ranging from electrostatic discharge to induced lightning. The Company's products are primarily targeted for use in the computer, automotive, telecommunications, lighting and consumer electronics industries.

    The use of discrete semiconductors has expanded well beyond computer systems, to applications such as communication systems, automotive systems, consumer goods and industrial automation and control systems as product performance has been enhanced and size and cost have decreased. In addition, system users and designers now demand systems with more functionality, higher levels of performance, greater reliability and shorter design cycle times, all in smaller packages and at lower costs. These demands have resulted in increased semiconductor content as a percentage of overall system content. Other industry market segments where discrete semiconductors are becoming more prevalent include: industrial applications (manufacturing systems, industrial controls, security and energy management and medical equipment); consumer applications (audio, video, personal electronics, video games and appliances); and automotive systems (engine management, anti-lock braking systems, climate control, collision warning devices and in-car entertainment). The increasing discrete semiconductor content in these products combined with a broadening of end markets in all regions worldwide has created a more stable demand for discrete semiconductor suppliers that sell globally into multiple markets.

    RECTIFIERS. General Semiconductor offers standard, Schottky, and fast efficient rectifiers and offers the widest selection of rectifier package types in the world, including plastic encapsulated, glass passivated, Superectifier-Registered Trademark- and surface mount packaging. Standard rectifiers are rectifiers which offer a recovery time of greater than 100 nanoseconds. The Company offers this device in standard and fast-recovery types in a variety of packages in axial, Superectifier-Registered Trademark- and surface mount configurations.

    General Semiconductor's Schottky rectifier is designed for use in high-speed and low-power load applications. Its metal-silicon junctions and majority carrier conduction result in nearly zero recovery times and very low forward voltage drop. The Company's unique sputtered metallization process and ion-implanted guard ring technology result in a highly reliable Schottky product.

    Fast efficient rectifiers are an extension of the Company's Schottky product portfolio. These products offer reverse recovery times as low as 25 nanoseconds at voltage levels as high as 1,000 volts while maintaining the efficiencies of a lower forward voltage loss. The Company produces fast efficient rectifiers in axial, power and surface mount packages.

    BRIDGE ASSEMBLIES. Bridge assemblies are essential components of most electronic equipment which plug into an electrical outlet. A bridge assembly is comprised of four separate rectifier components arranged in a single package. Bridge assemblies convert alternating current (AC) into full wave direct current
(DC) which can be utilized by electronic equipment. General Semiconductor manufactures a complete line of bridge assemblies to meet the power requirements of almost all electronic equipment.

    TRANSIENT VOLTAGE SUPPRESSORS. General Semiconductor's TVS devices are designed to provide protection against all types of transient threats, ranging from electrostatic discharge ("ESD") to induced lightning. The Company offers a broad range of state-of-the-art semiconductor surge protection TVS devices for use in modern electronic equipment. As semiconductor content as a percentage of overall electronic content grows and as integrated circuits become smaller, the Company's management believes that there will be a significant increase in demand for TVS devices to protect smaller and more sensitive integrated circuits.

    SMALL SIGNAL DIODES. Utilized for signal blocking, routing, switching, and handling a myriad of functions at lower currents, General Semiconductor's small signal diode portfolio fits a diverse range of applications. Product usage includes: telecommunications equipment, personal computer motherboards, automotive systems, power supplies and consumer electronics.

    ZENER DIODES. General Semiconductor's zener product lines provide a wide variety of specialized functions for complex electronic circuits. These devices are used as voltage regulators, voltage reference and voltage suppressors against ESD threats.

    SMALL SIGNAL TRANSISTORS. General Semiconductor's selection of small signal transistors further diversifies its product portfolio, providing additional electronic building blocks for its customer base. These products provide the critical switching and amplification functions that are essential to any modern electronic system in every end market.

BUSINESS STRATEGY

    As a leading manufacturer of discrete semiconductors, the Company's strategy is to increase its market share in the $14 billion discrete semiconductor market. This strategy is based on the following:

    - FOCUS ON VALUE-ADDED INVESTMENT AND MANUFACTURING. General Semiconductor intends to continue to focus on value-added investments in capital, sales and marketing and research and development. The Company's value-added manufacturing strategy is based on its high-volume, highly automated operations, which is currently capable of producing approximately 40 million units per day. This strategy is characterized by high-quality and very low-defect output which gives the Company the competitive advantage of being a low cost producer.

    - PRODUCT BREADTH EXPANSION. General Semiconductor believes that a key driver in its growth will be new product introduction and expansion in the breadth of its product portfolio. The Company expects to realize this growth by internal research and development efforts, strategic partnerships and strategic acquisitions. The recent acquisition of ITT's discrete semiconductor business in October 1997 expanded the Company's product offerings by adding zener diodes, signal diodes and small signal transistors to the General Semiconductor portfolio.

    - CAPITALIZE ON GLOBAL SALES AND DISTRIBUTION CAPABILITIES. General Semiconductor intends to continue to capitalize on its international presence. International sales represented approximately 70% of the Company's 1997 sales. The Company maintains 11 sales offices worldwide and utilizes a worldwide sales force of over 1,000 persons, including sales agents, distributors and representatives. Additionally, the Company has approximately 60 direct sales and technical personnel with over ten years average sales experience in the industry. General Semiconductor intends to continue its strategy of utilizing direct and indirect sales forces on a global scale.

    - MAINTAIN AND EXPAND STRONG CUSTOMER RELATIONSHIPS. The Company's products occupy a segment of the semiconductor industry characterized by long product life cycles, relatively low research and development investments and utilization of proven wafer fabrication technology. General Semiconductor maintains ongoing relationships with major computer, telecommunications, automotive and consumer electronics companies worldwide. The Company intends to continue to build upon these strong relationships to grow with its customers and to increase its market share.

    Management of General Semiconductor believes that future demand for discrete semiconductors will be driven over time by several factors including (i) increased electronic content in a broad range of products, devices and systems, including automotive, consumer products and industrial equipment; (ii) greater demand for voice and data communications products; (iii) growth in personal computers and peripheral products; (iv) the rapid replacement of heavier and less efficient magnetic lighting ballasts with electronic ballasts; and (v) increasing demand in new international markets. There can be no assurance, however, that increased competition or technical developments will not adversely affect the Company's revenue and profitability by causing it to reduce prices or by reducing demand for the Company's products.

RECENT ACQUISITION

    On October 1, 1997, General Semiconductor acquired the small signal products business of ITT pursuant to an agreement for the purchase of certain assets and the assumption of certain liabilities for cash consideration of approximately $8.0 million plus $1.0 million in direct transaction costs. By broadening the Company's served market to include small signal diodes, transistors and zener products, this acquisition has enabled the Company to participate in approximately 50% of the $14.0 billion worldwide discrete semiconductor market compared to the approximate 17% in which the Company participated prior to the acquisition.

SALES AND DISTRIBUTION

    General Semiconductor products are sold primarily to the computer, automotive, telecommunications, lighting and consumer electronics industries via a direct sales force, through distributors and sales representatives. In each of the years ended December 31, 1997, 1996 and 1995, international sales represented approximately 70% of the Company's sales. General Semiconductor's customer base incorporates a wide array of the world's largest manufacturers. No single customer accounted for more than 10% of the Company's revenue during the years ended December 31, 1997, 1996 and 1995.

    To support its worldwide sales and distribution, General Semiconductor utilizes more than 1,000 sales personnel worldwide, including sales agents, representatives, distributors and approximately 60 direct sales and technical personnel. The Company maintains 11 sales offices located in Melville, New York; Carlsbad, California; Arlington Heights, Illinois; Norcross, Georgia; London, England; Paris, France; Munich, Germany; Tokyo and Osaka, Japan; Taipei, Taiwan; and Singapore.

    Additionally, the Company leverages information technology to obtain and maintain strong customer relationships by utilizing electronic data interchange ("EDI") capability with many of its major customers and plans to increase this capability with a majority of its customers. This use of EDI, combined with strong technical marketing, has helped the Company obtain new product approvals and enhanced market share at major customers.

RESEARCH AND DEVELOPMENT

    General Semiconductor conducts an internally funded research and development program and employs approximately 70 full-time research and development personnel. The Company operates research and development labs in Ireland and Taiwan that focus primarily on the development of new packaging technology and a third research and development lab in Westbury, New York which focuses on applied material sciences. In addition to its in-house research and development efforts, the Company funds dedicated research through a grant program with the National Microelectronics Research Center at the University College Cork in Ireland.

    Research and development expenditures totaled $6.0 million, $5.8 million and $5.1 million for the years ended December 31, 1997, 1996 and 1995, respectively. Research and development expenditures reflect continued development and the advancement of new product and packaging technologies targeted for the automotive, telecommunications and computer end-market applications.

PATENTS

    The Company pursues an active policy of seeking patents for new products and designs. As of December 31, 1997, the Company held 57 U.S. patents. Although management believes that the Company's patents provide a competitive advantage, no single patent is material to its business and General Semiconductor intends to continue to rely on its proprietary knowledge and continuing technological innovation to develop and maintain its competitive position.

BACKLOG

    At December 31, 1997 and 1996, the Company had an order backlog of approximately $168.1 million, and $141.5 million, respectively. The Company includes in backlog only orders for products scheduled to be shipped within six months. Orders may be revised or canceled, either pursuant to their terms or as a result of negotiations; consequently, it is impossible to predict accurately the amount of backlog orders that will result in sales.

COMPETITION

    The discrete semiconductor industry is highly competitive. General Semiconductor competes with companies worldwide, some of which have greater financial, marketing and management resources than the Company. Management believes, however, that the Company competes favorably on the basis of its continued commitment to global distribution and customer service, value-added manufacturing, technological leadership and new product innovation. There can be no assurance, however, that the Company will have sufficient resources to continue to make such investments or that the Company will be successful in maintaining such advantages. The Company believes that its principal competitors are Motorola, Inc., Philips Electronics N.V., SGS Thomson Microelectronics N.V., and a number of Taiwanese and Japanese manufacturers.

EMPLOYEES

    As of December 31, 1997, General Semiconductor employed approximately 5,000 people worldwide. Management believes that the Company's relations with both its union and non-union employees are satisfactory.

RAW MATERIALS

    Silicon ingots, molding compound and lead frames typically account for approximately two-thirds of General Semiconductor's raw material expense. Management believes that the Company's relations with its suppliers are good and does not anticipate any supply shortages in the near term.

    Due to the general availability of components and supplies, the Company does not believe that the loss of any supplier would have a long-term material adverse effect on its business although set-up costs and delays could occur if the Company changes suppliers. In the past, delays in delivery of components have not had a material adverse effect on shipments of the Company's products.

ENVIRONMENT

    General Semiconductor is committed to operate worldwide in a manner which respects and protects the environment. The Company uses hazardous substances and generates solid and hazardous waste in the ordinary course of its business. Consequently, the Company is subject to various federal, state, local and foreign laws and regulations governing environmental matters, including the use, discharge and disposal of hazardous materials. Because of the nature of its business, the Company incurs costs relating to compliance with such environmental laws. Although General Semiconductor's management believes that the Company is in substantial compliance with such environmental requirements there can be no assurance that General Semiconductor's cost to comply with such requirements will not increase in the future. Although General Semiconductor is unable to predict what legislation or regulations may be adopted in the future with respect to environmental protection and waste disposal, compliance with existing legislation and regulations has not had a material adverse effect on the Company and is not expected to have a material adverse effect on the Company's financial position, results of operations or cash flows.

    In connection with the Distribution, General Semiconductor retained the obligations with respect to environmental matters relating to the Company's discontinued operations and its status as a "potentially responsible party" with respect to the disposal of wastes at nine hazardous waste sites located in six states. Based on several factors including capital expenditures and expenses for the Company's remediation programs, and the proportionate share of the cost of the necessary investigation and eventual remedial work that may be needed to be performed at the sites for which the Company has been named as a "potentially responsible party," these matters are not expected to have a material adverse effect on the financial position, results of operations or cash flows of General Semiconductor. The Company's present and past facilities have been in operation for many years, and over that time in the course of those operations, such facilities have used substances which are or might be considered hazardous, and the

Company has generated and disposed of wastes which are or might be considered hazardous. Therefore, it is possible that additional environmental issues may arise in the future which the Company cannot now predict. Reference is made to
Note 11 to the consolidated financial statements included in Part II and the cautionary statements contained in Exhibit 99 to this Form 10-K for further information regarding environmental matters.

INTERNATIONAL OPERATIONS

    A significant portion of the Company's products are manufactured or assembled in Taiwan (Republic of China), the People's Republic of China, Ireland, Germany and France. These foreign operations are subject to the usual risks inherent in operating overseas, including risks with respect to fluctuations in currency exchange rates, economic and political destabilization, restrictive actions by foreign governments, nationalizations, the laws and policies of the United States affecting trade, foreign investment and loans and foreign tax laws. The Company's cost-competitive status relative to its competitors could be adversely affected if the New Taiwan dollar appreciates relative to the U.S. dollar or if the Company experiences other unfavorable movements in foreign currency rates.

    Sales to the Asia Pacific region accounted for approximately 40% of the Company's worldwide sales for the year ended December 31, 1997. Approximately 50% of the Company's total production is currently in Taiwan, the cost of which has benefited from the weakened New Taiwan dollar in relation to the U.S. dollar. While the Company has not been materially affected by the current economic and currency uncertainty in this region, the Company continues to monitor this situation. Additionally, as a result of reduced liquidity levels in this region, the Company continues to review the credit position of its customers. There can be no assurance, however, that the economic situation in the Asia Pacific region will not adversely impact the Company's business in the future.

    For detailed financial information concerning foreign and domestic operations and export sales, reference is made to Note 16 to the consolidated financial statements included in Part II of this Form 10-K.

EXECUTIVE OFFICERS OF THE REGISTRANT

    Set forth below is certain information with respect to the executive officers of the Company as of December 31, 1997.

NAME AND TITLE                                  AGE                            BUSINESS EXPERIENCE
------------------------------------------      ---      ---------------------------------------------------------------
Ronald A. Ostertag........................          57   Ronald A. Ostertag has been Chairman, President and Chief
  Chairman, President and Chief Executive                Executive Officer of General Semiconductor since the
  Officer                                                Distribution. Previously, he held the position of Vice
                                                         President of GI since February 1989 and President of GI's Power
                                                         Semiconductor Division since September 1990.

Andrew M. Caggia..........................          49   Andrew M. Caggia has been Senior Vice President and Chief
  Senior Vice President and Chief                        Financial Officer of General Semiconductor since the
  Financial Officer                                      Distribution. Previously, he held the position of Senior Vice
                                                         President of Finance at GI's Power Semiconductor Division since
                                                         September 1990.

Robert J. Gange...........................          42   Robert J. Gange has been Vice President and Controller of
  Vice President and Controller                          General Semiconductor since the Distribution and Vice President and Controller of GI's Power Semiconductor Division since May
                                                         1997. From 1995 to 1997, he was Director of Finance and from
                                                         1993 to 1995, Assistant Controller of GI's Power Semiconductor
                                                         Division.

NAME AND TITLE                                  AGE                            BUSINESS EXPERIENCE
------------------------------------------      ---      ---------------------------------------------------------------
Vincent M. Guercio........................          44   Vincent M. Guercio has been Senior Vice President, Worldwide
  Senior Vice President, Worldwide Sales                 Sales and Marketing of General Semiconductor since the
  and Marketing                                          Distribution. Previously, he had been responsible for this function at GI's Power Semiconductor Division since January
                                                         1992.

W. John Nelson............................          43   W. John Nelson has been Senior Vice President, Asia Pacific
  Senior Vice President, Asia Pacific                    Operations of General Semiconductor since the Distribution.
  Operations                                             Previously, he had been responsible for this function at GI's
                                                         Power Semiconductor Division since March 1994. From 1991 to
                                                         1994, he was President of GI Taiwan.

Stephen B. Paige..........................          50   Stephen B. Paige has been Senior Vice President, General
  Senior Vice President, General Counsel                 Counsel and Secretary of General Semiconductor since the
  and Secretary                                          Distribution. Previously he was Senior Vice President and
                                                         General Counsel for GI's Power Semiconductor Division since May
                                                         1997. From April 1995 to May 1997, he was Vice President and
                                                         General Counsel of Monsanto Business Services, Chicago Region.
                                                         From January 1992 to April 1995, he was Vice President, General
                                                         Counsel and Secretary of The NutraSweet Company, a wholly-owned subsidiary of Monsanto Company.

Linda S. Perry............................          47   Linda S. Perry has been Senior Vice President, Human Resources
  Senior Vice President, Human Resources                 of General Semiconductor since September 1997 and its Vice
                                                         President, Human Resources since the Distribution. Previously, she held the position of Vice President, Human Resources at
                                                         GI's Power Semiconductor Division and has had responsibility for this function since 1988.

John P. Phillips..........................          52   John P. Phillips has been Senior Vice President, European
  Senior Vice President, European                        Operations of General Semiconductor since the Distribution.
  Operations                                             Previously, he was Senior Vice President of Worldwide
                                                         Technology for GI's Power Semiconductor Division and had
                                                         responsibility for this function since March 1992.

ITEM 2. PROPERTIES

    The Company's administrative, production and research and development facilities are located in Melville and Westbury, New York; Taipei, Taiwan; Macroom, Ireland; Tianjin, China; Freiburg, Germany; and Colmar, France.

    The Melville, New York facility occupies approximately 52,000 square feet pursuant to a lease expiring in 2004 and is General Semiconductor's worldwide headquarters. The Company has two additional five year options to renew the lease.

    The Westbury, New York facility occupies approximately 13,000 square feet pursuant to leases expiring in 2000. The Westbury facility is the location of the Company's epitaxial silicon wafer manufacturing operations and its applied material sciences research and development laboratory.

    The Taipei, Taiwan land and facility is owned and occupies approximately 350,000 square feet. At the Taiwan facility, the Company manufactures standard, Schottky and fast efficient rectifiers and TVS devices. The Company also maintains a research and development laboratory at its Taiwan facility.

    The Company owns approximately 120,000 square feet of manufacturing space in Macroom, Ireland. The Company manufactures standard rectifiers, TVS devices and bridge assemblies and maintains a research and development laboratory at the Ireland facility.

    The Company owns an approximately 120,000 square foot manufacturing facility in Tianjin, China. The China facility is located on land that is leased by the Company pursuant to a ground lease expiring in 2045. General Semiconductor began producing rectifiers at this facility in the third quarter of 1997.

    The Freiburg, Germany facility occupies approximately 55,000 square feet pursuant to a lease expiring in 2000 and is the location of the Company's small signal product, die and wafer manufacturing operations. The Company has the right to continue the lease until October 2007.

    The Colmar, France facility performs the assembly function for the Company's small signal products product line. This highly automated 63,000 square foot plant is situated on approximately six acres of land owned by the Company.

    The Company's facilities are currently operating at a capacity level of approximately 80%. Management believes that the Company's facilities and equipment generally are well maintained, in good operating condition and suitable for the Company's purposes and adequate for its present operations.

ITEM 3. LEGAL PROCEEDINGS

    A securities class action is presently pending in the United States District Court for the Northern District of Illinois, Eastern Division, IN RE GENERAL INSTRUMENT CORPORATION SECURITIES LITIGATION. This action, which consolidates numerous class action complaints filed in various courts between October 10 and October 27, 1995, is brought by plaintiffs, on their own behalf and as representatives of a class of purchasers of GI common stock during the period March 21, 1995 through October 18, 1995. The complaint alleges that prior to the Distribution GI and certain of its officers and directors, as well as Forstmann Little & Co. and certain related entities, violated the federal securities laws, namely, Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934, as amended, by allegedly making false and misleading statements and failing to disclose material facts about GI's planned shipments in 1995 of its CFT-2200 and DigiCipher II products. The plaintiffs have moved for class certification and the Company has filed its opposition. Also pending in the same court, under the same name, is a derivative action brought on behalf of GI. The derivative action alleges that the members of GI's Board of Directors, several of its officers and Forstmann Little & Co. and related entities have breached their fiduciary duties by reason of the matter complained of in the class action and the defendants' alleged use of material non-public information to sell shares of GI common stock for personal gain. The court had granted the defendants motions to dismiss the original complaints in both of these actions, but allowed the plaintiffs in each action an opportunity to file amended complaints. Amended complaints were filed on November 7, 1997. The defendants have answered the amended consolidated complaint in the class actions, denying liability, and have filed a renewed motion to dismiss the derivative action.

    An action entitled BKP PARTNERS, L.P. V. GENERAL INSTRUMENT CORP. was brought in February 1996 by shareholders of NextLevel Communications, which was merged into GI in September 1995. The action was originally filed in the Northern District of California and was subsequently transferred to the Northern District of Illinois. The complaint alleges that the GI Common Stock, which was received by the plaintiffs as a result of the merger, was overpriced because of the matters complained of in the class action and GI's failure to disclose information concerning a significant reduction in its gross margins. On September 23, 1997 the district court dismissed the complaint, without prejudice, and the plaintiffs were given until November 7, 1997 to amend their complaints. On November 7, 1997, plaintiffs served the defendants with amended complaints, which contain allegations substantially similar to those in the original complaint. The defendants have filed a motion to dismiss parts of the amended complaint and have answered the balance of the amended compliant, denying liability.

    An action entitled BROADBAND TECHNOLOGIES, INC. V. GENERAL INSTRUMENT CORP. was brought in March 1997 in the United States District Court for the Eastern District of North Carolina. The complaint alleges that GI infringes BroadBand Technologies, Inc.'s ("BBT") U.S. Patent No. 5,457,560, covering an electronic communications system which delivers television signals, and seeks monetary damages and injunctive relief. On June 13, 1997, GI's motion to dismiss the complaint for lack of jurisdiction was denied. In March 1998, General Instrument filed motions with the district court for summary judgement on the issues of patent invalidity and non-infringement of the BBT patent and BBT filed a motion of partial summary judgement on the issue of infringement.

    In connection with the Distribution, General Instrument agreed to indemnify the Company with respect to its obligations, if any, arising out of or relating to IN RE GENERAL INSTRUMENT CORPORATION SECURITIES LITIGATION (including the derivative action), the BKP PARTNERS, L.P. V. GENERAL INSTRUMENT
CORP. litigation and the action entitled BROADBAND TECHNOLOGIES, INC. V. GENERAL INSTRUMENT CORP. Therefore, management is of the opinion that the resolution of these matters will have no effect on the Company's consolidated financial position, results of operations or cash flows.

    General Semiconductor is not a party to any pending legal proceedings other than various claims and lawsuits arising in the normal course of business and those for which they are indemnified. Management is of the opinion that such litigation or claims will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Prior to the Distribution on July 28, 1997, GI's Common Stock was traded on the New York Stock Exchange under the symbol GIC. The information set forth below relating to the period preceding the Distribution represents market data of GI and has not been adjusted to reflect the Distribution or the one for four reverse stock split effected in connection with the Distribution. Since the Distribution, the Company's Common Stock has been traded on the New York Stock Exchange under the symbol SEM. The following table sets forth the high and low sale prices as reported by the New York Stock Exchange for each of the years ended December 31, 1996 and 1997.

                                                                                                          "GIC":
                                                                                                   --------------------
YEAR ENDING DECEMBER 31, 1996                                                                        HIGH        LOW
-------------------------------------------------------------------------------------------------  ---------  ---------
First Quarter....................................................................................  $  28 3/8  $      21
Second Quarter...................................................................................     34 3/8     26 1/4
Third Quarter....................................................................................     29 3/8     21 1/2
Fourth Quarter...................................................................................     27 1/8     18 1/8

YEAR ENDING DECEMBER 31, 1997
-------------------------------------------------------------------------------------------------
First Quarter....................................................................................  $  25 5/8  $  21 1/2
Second Quarter...................................................................................     28 3/8     21 1/4
Third Quarter (through July 25th)................................................................    28 7/16    25 7/16

                                                                                                      "SEM":
                                                                                               --------------------
YEAR ENDING DECEMBER 31, 1997                                                                    HIGH        LOW
---------------------------------------------------------------------------------------------  ---------  ---------
July 28th through September 30th.............................................................  $  17 1/2  $  12 3/8
Fourth Quarter...............................................................................         13      9 7/8

    As of March 27, 1998, there were 738 holders of record of the Company's Common Stock.

    The Company does not currently intend to pay dividends in the foreseeable future, but to reinvest earnings in the Company's business. The Company's ability to pay cash dividends on its Common Stock is limited by certain covenants contained in a credit agreement to which the Company is a party. See
Note 10 to the consolidated financial statements included in Part II of this Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

    The following table presents selected historical financial data of General Semiconductor at the dates and for each of the periods indicated. The financial data as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997 has been derived from the audited General Semiconductor consolidated financial statements included elsewhere herein. The financial data as of December 31, 1995, 1994 and 1993 and for the years ended December 31, 1994 and 1993 has been derived from the previously audited consolidated financial statements not included herein, as adjusted to give effect to the Distribution. The selected financial data should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations". Historical consolidated financial data may not be indicative of General Semiconductor's future performance.

                                                                    YEAR ENDED DECEMBER 31,
                                               ------------------------------------------------------------------
                                                1997(A)        1996          1995          1994          1993
                                               ----------  ------------  ------------  ------------  ------------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net sales....................................  $  380,038  $    361,891  $    414,269  $    315,688  $    267,773
Cost of sales................................     289,313       230,687       254,991       208,452       183,770
Selling, general and administrative..........      44,668        42,594        51,225        45,253        36,829
Research and development.....................       5,998         5,838         5,068         3,454         3,152
Operating income.............................      34,916        77,618        97,776        53,140        38,614
Interest expense--net........................     (14,353)      (10,396)       (9,461)      (13,132)      (19,981)
Income from continuing operations(b).........       8,872        39,764        57,316        19,541         3,788
Net income (loss)............................       5,933        (1,864)      123,782       246,535        90,583
BASIC EARNINGS (LOSS) PER SHARE:
  Income from continuing operations..........  $     0.25  $       1.20  $       1.86  $       0.65  $       0.13
  Net income (loss)..........................        0.17         (0.06)         4.01          8.15          3.04
DILUTED EARNINGS PER SHARE:
  Income from continuing operations..........  $     0.25  $       1.15  $       1.68  $       0.65  $       0.13
  Net income.................................        0.17          0.27          3.86          7.54          3.04
CONSOLIDATED BALANCE SHEET:

Accounts receivable..........................  $   54,077  $     49,629  $     58,819  $     49,837  $     41,642
Inventories..................................      34,309        31,551        23,524        19,510        18,081
Property, plant and equipment................     218,752       202,281       156,714       135,120       126,068
Net assets of discontinued operations........      --         1,444,734     1,265,345     1,107,063       890,334
Total assets.................................     550,305     2,057,162     1,799,387     1,633,122     1,397,427
Long-term debt, including current
  maturities.................................     268,074       692,335       732,079       796,849       840,294

    All per share data has been retroactively restated to reflect the one for four reverse stock split effected in connection with the Distribution, as well as the adoption of Statement of Financial Accounting Standards No. 128 "Earnings per Share".

    (a) Includes charges of $33.8 million ($25.3 million net of tax), or $0.69 per share, primarily related to the separation of GI's Taiwan operations. These costs include $32.7 million charged to cost of sales and $1.1 million charged to selling, general and administrative expense.

    (b) Income from continuing operations excludes the impact of the cumulative effect of changes in accounting principles of $1.9 million and $0.2 million for 1994 and 1993, respectively, as it was not practicable to allocate such amounts between continuing and discontinued operations. Such amounts are included in net income in the respective years.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1997 COMPANY RESTRUCTURING

    On January 7, 1997 the Board of Directors of GI approved a plan to divide GI into three separate public companies in a transaction that was finalized on July 28, 1997. Concurrent with the Distribution, GI changed its name to General Semiconductor, Inc. and effected a one for four reverse stock split. Following the Distribution, General Semiconductor began operations as a stand-alone publicly held company. The revenues, costs and expenses, assets and liabilities and cash flows of the businesses transferred to the General Instrument and CommScope segments (the "Discontinued Operations"), have been excluded from the respective captions in the Consolidated Statements of Operations, Consolidated Balance Sheets and Consolidated Statements of Cash Flows and have been reported through the Distribution Date as: "Income (Loss) from discontinued operations", net of applicable income taxes; as "Net assets of discontinued operations"; and as "Cash flow from discontinued operations" for all periods presented in the Company's consolidated financial statements included elsewhere herein. Unless otherwise noted, the following Management's Discussion and Analysis pertains to the continuing operations of General Semiconductor.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1997 WITH
  THE YEAR ENDED DECEMBER 31, 1996

NET SALES

    Net sales for the year ended December 31, 1997 of $380.0 million increased $18.1 million from $361.9 million for the year ended December 31, 1996. The 5% increase reflects increased unit volume as well as the inclusion of small signal product revenues resulting from the Company's October 1, 1997 acquisition, partially offset by an approximate 15% decline in average selling prices. Foreign exchange rate changes negatively affected sales by approximately 3%. Orders increased almost 77% in 1997; 1996 orders were depressed due to industry wide excess capacity. International sales, including export sales from the U.S., represented approximately 70% of net sales in each of the years ended December 31, 1997 and 1996.

COST OF SALES

    Cost of sales for the year ended December 31, 1997 of $289.3 million increased 25.4% from $230.7 million for 1996. Excluding pre-tax charges of $32.7 million primarily related to the separation of the Taiwan operations of GI, cost of sales increased $25.9 million or 11.2% principally due to increased costs related to higher operating levels offset, in part, by improved factory performance. Cost of sales, as a percentage of net sales, represents 76% for 1997 (68% excluding the pre-tax charges discussed above) compared to 64% for 1996. This increase primarily results from the decline in average selling prices discussed above.

SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative expense increased to $44.7 million for the year ended December 31, 1997 compared to $42.6 million in 1996 and represented 11.8% of sales in each period. The increase primarily relates to higher selling costs and compensation expense associated with increased revenues.

RESEARCH AND DEVELOPMENT

    Research and development expense for the year ended December 31, 1997 was $6.0 million compared to $5.8 million in 1996 and represented 1.6% of sales in each period. Research and development expenditures reflect the continued development of new products and modifications of existing products and manufacturing technologies to achieve cost reductions.

NET INTEREST EXPENSE

    Net interest expense increased $4.0 million, to $14.4 million for the year ended December 31, 1997 from $10.4 million in 1996. Net interest expense represents an allocation based upon General Semiconductor's net assets as a percentage of total assets of GI for 1996 and through the Distribution Date for 1997. Pro forma net interest expense, assuming a net debt level of $275.0 million through the Distribution Date and amortization of debt issuance costs associated with the new borrowings, would have been $19.6 million for the years ended December 31, 1997 and 1996.

INCOME TAXES

    The Company's effective income tax rate was 56.8% for 1997 (37.0% excluding the tax effects, at the applicable rates, of the costs incurred to separate the GI Taiwan operations) compared with 40.8% for 1996. The decrease in the effective rate, excluding the tax effects of the costs described above, relates primarily to increased income of foreign subsidiaries taxed at rates lower than U.S. rates.

DISCONTINUED OPERATIONS

    The net operating results of the businesses transferred to General Instrument and CommScope have been reported, net of applicable income taxes, as "Income (Loss) from discontinued operations".

    Discontinued operations also includes $52.9 million and $2.7 million, net of applicable income taxes, for the years ended December 31, 1997 and December 31, 1996, respectively, for costs incurred primarily related to the separation of the Taiwan operations of GI between General Semiconductor and General Instrument, and for professional fees and certain other administrative and financing costs incurred directly related to the Distribution.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1996 WITH
  THE YEAR ENDED DECEMBER 31, 1995

NET SALES

    Net sales for the year ended December 31, 1996 of $361.9 million decreased $52.4 million from $414.3 million for the year ended December 31, 1995. The 12.6% decrease in 1996 reflects the industry wide slowdown of demand for semiconductor products from the strong levels of the prior year. The revenue decline primarily related to the lower volume in the computer, power supply and distributor markets. Pricing was down slightly from 1995 as most pricing for 1996 was negotiated in late 1995 and early 1996 prior to business slowdown. Foreign exchange rate changes negatively affected sales by approximately 3% in 1996. International sales, including export sales from the U.S., represented approximately 70% of worldwide sales in each of the years ended December 31, 1996 and 1995.

COST OF SALES

    Cost of sales for the year ended December 31, 1996 of $230.7 million decreased $24.3 million from $255.0 million. The 9.5% decrease is principally due to the reduced sales volume discussed above and factory cost reductions offset, in part, by a $1.8 million pre-tax charge recorded during the fourth quarter of 1996 for the writedown of certain assets.

SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative expense decreased $8.6 million to $42.6 million in 1996 from $51.2 million in 1995 and represented 11.8% of sales in 1996 and 12.4% in 1995. The 16.8% decrease is principally attributable to lower marketing and selling costs associated with the reduced volumes described above and other cost controls, partially offset by a required provision for environmental liabilities.

RESEARCH AND DEVELOPMENT

    Research and development expense for the year ended December 31, 1996 was $5.8 million compared to $5.1 million in 1995 and represented 1.6% of sales in 1996 and 1.2% in 1995. The 14% increase resulted from the Company's ongoing programs to develop products and modifications of existing products and manufacturing technologies to achieve cost reductions.

NET INTEREST EXPENSE

    Net interest expense for the year ended December 31, 1996 was $10.4 million compared to $9.5 million in 1995. Net interest expense represents an allocation based upon General Semiconductor's net assets as a percentage of total assets of GI. Pro forma net interest expense, assuming a net debt level of $275.0 million through the Distribution Date and amortization of debt issuance costs associated with the new borrowings, would have been $19.6 million for the years ended December 31, 1996 and December 31, 1995.

INCOME TAXES

    The Company's effective income tax rate for the year ended December 31, 1996 was 40.8% compared to 34.9% for 1995. The increase in the effective rate relates primarily to lower income of foreign subsidiaries taxed at rates less than U.S. rates in 1995 as compared to 1996.

DISCONTINUED OPERATIONS

    The net operating results of the businesses transferred to GI have been reported, net of applicable income taxes, as "Income (Loss) from discontinued operations".

    Discontinued operations also includes $2.7 million, net of applicable income taxes, for the year ended December 31, 1996 for professional fees and certain other administrative costs incurred directly related to the Distribution.

LIQUIDITY AND CAPITAL RESOURCES

    Cash provided by continuing operations for the year ended December 31, 1997 was $43.8 million compared to $68.1 million and $116.0 million for 1996 and 1995, respectively. The $24.3 million decrease in cash provided by continuing operations from 1996 to 1997 was due to lower income from continuing operations partially offset by reductions in working capital in 1997. Cash provided by operations decreased $47.9 million in 1996 compared to 1995 due primarily to lower income from continuing operations and working capital increases in 1996 compared to 1995.

    At December 31, 1997, working capital was $16.7 million, compared to $69.6 million at December 31, 1996. The working capital decrease of $52.9 million resulted primarily from the liquidation of short-term investments and an increase in amounts payable related to the Distribution totaling $21.2 million at December 31, 1997. This was partially offset by an increase in accounts receivable associated with increased fourth quarter revenues. The current ratio decreased to 1.2 to 1 at December 31, 1997 from 1.7 to 1 at December 31, 1996.

    Investing activities for the year ended December 31, 1997 included the acquisition of the Company's small signal product line from ITT for a cash payment of approximately $8.0 million, plus direct costs of approximately $1.0 million. During the year ended December 31, 1997, the Company invested $29.2 million in property, plant and equipment compared with $60.3 million and $34.9 million in 1996 and 1995, respectively. Expenditures in 1997 reflect anticipated future production demands. The higher level of capital spending incurred during 1996 was attributable to capacity expansion to meet expected future demand including the construction of the manufacturing facility in Tianjin, China. The Company does not have any material commitments for capital expenditures.

    At December 31, 1997, the Company had $5.2 million of cash and cash equivalents on hand compared to $20.3 million and $36.4 million at December 31, 1996 and 1995, respectively. At December 31, 1997, long-term debt, (excluding current maturities) of General Semiconductor was $263.8 million, compared to $688.0 and $728.0 million at December 31, 1996 and 1995, respectively. As of December 31, 1997, approximately $25.1 million remains accrued for costs related to the separation of GI's Taiwan operations and costs incurred in connection with the Distribution. Such amounts are expected to be paid during the first half of 1998.

    During 1997, the remaining Convertible Junior Subordinated Notes outstanding were converted into GI Common Stock at a conversion price of $23.75 per share (unadjusted for the Distribution and Stock Split), resulting in the issuance of
2.4 million shares. In connection with the conversion of these Notes, the Company charged approximately $1.5 million to additional paid-in capital, net of the related tax benefit for unamortized deferred financing costs and accrued but unpaid interest related to the converted Notes. The Company also repaid the GI revolving credit facility in July 1997 utilizing a combination of the bank credit facility described below and amounts received from NextLevel Systems and CommScope at the Distribution Date totaling $170.1 million.

    In July 1997, the Company entered into a bank credit agreement (the "Credit Agreement") which provides for a $350.0 million secured revolving credit facility that matures on December 31, 2002. The Credit Agreement requires the Company to pay a facility fee on the total commitment. The Credit Agreement permits the Company to choose between two interest rate options: the Adjusted Base Rate (as defined in the Credit Agreement), or a Eurodollar rate (LIBOR) plus a margin which varies based on the Company's ratio of indebtedness to earnings before income taxes, depreciation and amortization as defined in the Credit Agreement. The facility fee also varies based on that ratio. The Company is also able to set interest rates through a competitive bid procedure. The Credit Agreement contains financial and operating covenants, including limitations on guarantee obligations, liens, sale of assets, indebtedness, investments, capital expenditures, payment of dividends and leases, and requires the maintenance of certain financial ratios. At December 31, 1997, the Company was in compliance with all such covenants. In addition, certain changes in control of the Company would cause an event of default under the Credit Agreement.

    General Semiconductor's primary cash needs on both a short and long-term basis are for capital expenditures and other general corporate purposes. The Company believes that it has adequate liquidity to meet its current and anticipated needs from the results of its operations, working capital and the existing credit facility. The Company intends to repay its remaining indebtedness primarily with cash flow from operations. There can be no assurance, however, that future industry-specific developments or general economic trends will not adversely affect the Company's operations or its ability to meet its cash requirements.

DERIVATIVE INSTRUMENTS

    Derivative instruments are primarily used by the Company to reduce financial risk arising from changes in foreign exchange and interest rates. The Company does not use derivative instruments for trading purposes, nor does it engage in currency or interest rate speculation. Derivatives used by the Company consist of foreign exchange, interest rate and other instruments. The Company believes that the various counterparties with which the Company enters into these agreements consist of only financially sound institutions and, accordingly, believes that the credit risk for non-performance of these contracts is not significant. The Company monitors its underlying market risk exposures on an ongoing basis and believes that it can modify or adapt its hedging strategies as needed.

    On a selective basis, the Company from time to time enters into interest rate cap or swap agreements to reduce the potential negative impact of increases in interest rates on its outstanding variable-rate debt under the Credit Agreement. In September 1997, the Company entered into two interest rate swap transactions pursuant to which it will pay a fixed interest rate averaging 5.96% on a notional amount of $100 million. The Company will receive interest on the $100 million notional amount based on a three month LIBOR rate set quarterly beginning on January 22, 1998. The agreements began on January 22, 1998 and mature one year later. The effect of these agreements to the Company is to reduce the amount of debt subject to floating interest rates. See Note 15 to the consolidated financial statements included in Part II of this Form 10-K for additional information.

FOREIGN EXCHANGE

    A significant portion of General Semiconductor's products are manufactured in Asia and Europe and sold internationally. These foreign operations and sales are subject to risk with respect to changes in currency exchange rates. General Semiconductor monitors its underlying exchange rate exposures on an ongoing basis and implements selective hedging strategies to reduce the financial risks arising from changes in foreign exchange rates. On a selective basis, the Company enters into contracts to hedge the currency exposure of contractual and other firm commitments denominated in foreign currencies and the currency exposure of anticipated, but not yet committed, transactions expected to be denominated in foreign currencies. Gains and losses on hedges related to contractual and other firm commitments are deferred and recognized in General Semiconductor's results of operations in the same period as the gain or loss from the underlying transactions. Gains and losses on forward exchange contracts used to hedge anticipated, but not yet committed, transactions are recognized in General Semiconductor's results of operations as changes in exchange rates for the applicable foreign currencies occur. See Note 15 to the consolidated financial statements included in Part II of this Form 10-K for additional information.

    As of December 31, 1997 and 1996, General Semiconductor had outstanding forward exchange contracts in the amounts of $19.9 million and $27.7 million, respectively, comprised of foreign currencies which were to be purchased, and $23.2 million and $9.1 million, respectively, comprised of foreign currencies which were to be sold. All outstanding forward exchange contracts at December 31, 1997 and 1996 mature within three months, and the fair values of the contracts as of such dates were not material.

INTERNATIONAL MARKETS

    Management believes that a significant amount of General Semiconductor's sales will continue to come from international markets.

    Sales to the Asia Pacific region accounted for approximately 40% of the Company's worldwide sales for the year ended December 31, 1997. Approximately 50% of the Company's production is currently in Taiwan, the cost of which has benefited from the weakened New Taiwan dollar in relation to the U.S. dollar. While the Company has not been materially affected by the current economic and currency uncertainty in this region, the Company continues to monitor this situation. Additionally, as a result of reduced liquidity levels in this region, the Company continues to review the credit position of its customers. There can be no assurance, however, that the economic situation in the Asia Pacific region will not adversely impact the Company's business in the future.

EFFECT OF INFLATION

    General Semiconductor attempts to minimize the effect of inflation on earnings by controlling its operating costs and selling prices. In the opinion of management, the rate of inflation has not had a material impact on the Company's results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

    During June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income generally represents all changes in shareholders' equity except those resulting from investments by or distributions to stockholders. SFAS No. 131 requires publicly held companies to report certain information concerning its operating segments, its products and services, geographic areas of operation and its major customers. Both statements are effective for fiscal years beginning after December 15, 1997 and require restatement of earlier periods presented. Management does not believe that these pronouncements will have a material impact on the Company's financial statements.

YEAR 2000

    The Company recognizes the importance of ensuring that neither its customers nor its business operations are disrupted as a result of Year 2000 software failures. The Company, with the assistance of outside consulting resources, is centrally coordinating the identification, evaluation and implementation activities associated with our global operating infrastructure. The primary areas of potential business impact are being identified and conversion projects are proceeding.

    In 1996 the Company began an upgrade of its business applications software which includes the implementation of the full suite of JD Edwards ("JDE") financial, distribution and manufacturing applications. The JDE software was selected to add worldwide functionality and efficiency to the business processes of the Company in the normal course of upgrading its systems to address its business needs. Since the suite of applications being installed is Year 2000 compliant, incremental costs beyond the scope of this project are not currently expected to have a material effect on the Company's results of operations and are being expensed as incurred.

    The Company is also communicating with suppliers, financial institutions, government agencies and other vendors with which it does business to coordinate Year 2000 conversion efforts. However, the Company can give no assurance that the systems of other companies on which the Company relies will be converted on time or that a failure to convert by another company or a conversion that is incompatible with the Company's systems would not have a material adverse effect on the Company. At the present time, the Company does not expect Year 2000 issues to materially affect its products, services, competitive position or financial performance. The Company expects to achieve Year 2000 compliance by the beginning of the third quarter of 1999.

FORWARD LOOKING STATEMENTS

    The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. The Company's Form 10-K for the year ended December 31, 1997, the Company's 1997 Annual Report to Stockholders, any Form 10-Q or Form 8-K of the Company, or any oral or written statements made by or on behalf of the Company, may include forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are identified by their use of such terms and phrases as "intends," "intend," "intended," "goal," "estimate," "estimates," "expects," "expect," "expected," "project," "projects," "projected," "projections," "plans," "anticipates," "anticipated," "should," "designed to," "foreseeable future," "believe," "believes" and "scheduled" and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

    Reference is made to the cautionary statements contained in Exhibit 99 to this Form 10-K for a discussion of the factors that may cause actual results to differ from the results discussed in these forward-looking statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index To Financial Statements

Financial Statements of General Semiconductor, Inc.                                Page
-----------------------------------------------------------------------------  -------------
Independent Auditors' Report.................................................       19
Consolidated Financial Statements:
  Consolidated Balance Sheets--as of December 31, 1997 and 1996..............       20
  Consolidated Statements of Operations--Years ended December 31, 1997, 1996
    and 1995.................................................................       21
  Consolidated Statements of Stockholders' Equity--Years ended December 31,
    1997, 1996 and 1995......................................................       22
  Consolidated Statements of Cash Flows--Years ended December 31, 1997, 1996
    and 1995.................................................................       23
Notes to Consolidated Financial Statements...................................  24 through 45

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders of
General Semiconductor, Inc.
Melville, New York

We have audited the accompanying consolidated balance sheets of General Semiconductor, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of General Semiconductor, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

/s/ DELOITTE & TOUCHE LLP
-------------------------------------------
DELOITTE & TOUCHE LLP

Jericho, New York
January 28, 1998

                          GENERAL SEMICONDUCTOR, INC.

                          CONSOLIDATED BALANCE SHEETS

                     (IN THOUSANDS, EXCEPT STOCK PAR VALUE)

                                                                                       DECEMBER 31,   DECEMBER 31,
                                                                                           1997           1996
                                                                                       -------------  ------------
                                       ASSETS
Current Assets:
Cash and cash equivalents............................................................    $   5,192     $   20,252
Short-term investments...............................................................       --             49,946
Accounts receivable, less allowance for doubtful accounts of $825 and $866,
  respectively.......................................................................       54,077         49,629
Inventories..........................................................................       34,309         31,551
Prepaid expenses and other current assets............................................        9,890          5,675
Deferred income taxes................................................................       14,263         12,354
                                                                                       -------------  ------------
  Total current assets...............................................................      117,731        169,407
                                                                                       -------------  ------------

Property, plant and equipment--net...................................................      218,752        202,281
Excess of cost over fair value of net assets acquired, less accumulated amortization
  of $38,784 and $33,641, respectively...............................................      167,895        173,022
Deferred income taxes................................................................       26,509         41,590
Intangibles and other assets, less accumulated amortization of $9,228 and $36,876,
  respectively.......................................................................       19,418         26,128
                                                                                       -------------  ------------
  Total non-current assets...........................................................      432,574        443,021

Net assets of discontinued operations................................................       --          1,444,734
                                                                                       -------------  ------------
TOTAL ASSETS.........................................................................    $ 550,305     $2,057,162
                                                                                       -------------  ------------
                                                                                       -------------  ------------
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable.....................................................................    $  38,332     $   55,365
Accrued expenses.....................................................................       58,352         40,119
Current portion of long-term debt....................................................        4,310          4,310
                                                                                       -------------  ------------
  Total current liabilities..........................................................      100,994         99,794

Long-term debt.......................................................................      263,764        688,025
Deferred income taxes................................................................       21,710         15,104
Other non-current liabilities........................................................       77,476         81,086
                                                                                       -------------  ------------
Total liabilities....................................................................      463,944        884,009
                                                                                       -------------  ------------
Commitments and Contingencies
Stockholders' Equity:
Preferred Stock, $0.01 par value; 20,000 shares authorized; no shares issued.........       --             --
Common Stock, $0.01 par value; 400,000 shares authorized; 36,887 and 34,286 shares
  issued, respectively...............................................................          369            343
Additional paid-in capital...........................................................           55        926,194
Retained earnings....................................................................       93,308        254,552
                                                                                       -------------  ------------
                                                                                            93,732      1,181,089
Less--Treasury stock, at cost, 104 and 58 shares, respectively.......................       (7,371)        (7,271)
    Unearned compensation............................................................       --               (665)
                                                                                       -------------  ------------
  Total stockholders' equity.........................................................       86,361      1,173,153
                                                                                       -------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...........................................    $ 550,305     $2,057,162
                                                                                       -------------  ------------
                                                                                       -------------  ------------

                See notes to consolidated financial statements.

                          GENERAL SEMICONDUCTOR, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                    YEAR ENDED DECEMBER 31,
                                                                               ----------------------------------
                                                                                  1997        1996        1995
                                                                               ----------  ----------  ----------
NET SALES....................................................................  $  380,038  $  361,891  $  414,269
                                                                               ----------  ----------  ----------
OPERATING COSTS AND EXPENSES:
  Cost of sales..............................................................     289,313     230,687     254,991
  Selling, general and administrative........................................      44,668      42,594      51,225
  Research and development...................................................       5,998       5,838       5,068
  Amortization of excess of cost over fair value of net assets acquired......       5,143       5,154       5,209
                                                                               ----------  ----------  ----------
    Total operating costs and expenses.......................................     345,122     284,273     316,493
                                                                               ----------  ----------  ----------
OPERATING INCOME.............................................................      34,916      77,618      97,776
Other expense-net............................................................         (42)        (51)       (272)
Interest expense-net.........................................................     (14,353)    (10,396)     (9,461)
                                                                               ----------  ----------  ----------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES........................      20,521      67,171      88,043
Provision for income taxes...................................................     (11,649)    (27,407)    (30,727)
                                                                               ----------  ----------  ----------
INCOME FROM CONTINUING OPERATIONS............................................       8,872      39,764      57,316

DISCONTINUED OPERATIONS
Income (Loss) from discontinued operations, net of income tax expense of
  $22,073 in 1997, income tax benefit of $20,026 in 1996 and income tax
  expense of $7,839 in 1995..................................................      (2,939)    (41,628)     66,466
                                                                               ----------  ----------  ----------
NET INCOME (LOSS)............................................................  $    5,933  $   (1,864) $  123,782
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Weighted Average Shares Outstanding:
  Basic......................................................................      35,414      32,924      30,871
  Diluted....................................................................      35,576      36,852      36,348
BASIC EARNINGS (LOSS) PER SHARE:
  Continuing operations......................................................  $     0.25  $     1.20  $     1.86
  Discontinued operations....................................................  $    (0.08) $    (1.26) $     2.15
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
  Net income (loss)..........................................................  $     0.17  $    (0.06) $     4.01
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
DILUTED EARNINGS (LOSS) PER SHARE:
  Continuing operations......................................................  $     0.25  $     1.15  $     1.68
  Discontinued operations....................................................  $    (0.08) $    (0.88) $     2.18
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
  Net income.................................................................  $     0.17  $     0.27  $     3.86
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

                See notes to consolidated financial statements.

                          GENERAL SEMICONDUCTOR, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                     COMMON STOCK       ADDITIONAL             UNREALIZED
                                ----------------------   PAID-IN    RETAINED     GAIN ON     TREASURY       UNEARNED
                                 SHARES      AMOUNT      CAPITAL    EARNINGS   INVESTMENT      STOCK      COMPENSATION
                                ---------  -----------  ----------  ---------  -----------  -----------  ---------------
BALANCE, JANUARY 1, 1995 AS
  PREVIOUSLY REPORTED.........    122,231   $   1,222   $  543,728  $ 132,634   $  --        $     (17)     $    (389)
One-for-four reverse stock
  split.......................    (91,673)       (916)         916     --          --           --             --
                                ---------  -----------  ----------  ---------  -----------  -----------       -------
BALANCE, JANUARY 1, 1995 AS
  ADJUSTED....................     30,558         306      544,644    132,634      --              (17)          (389)
Exercise of stock options and
  related tax benefit.........        276           3       25,905     --          --           --             --
Stock issued for business
  acquisition.................        616           6       92,071     --          --           (7,229)        (1,394)
Cost associated with the sale/
  issuance of common stock....     --          --           (1,100)    --          --           --             --
Amortization of unearned
  compensation................     --          --           --         --          --           --                506
Conversion of Convertible
  Junior Subordinated
  Notes--net..................         59           1        5,614     --          --           --             --
Net income....................     --          --           --        123,782      --           --             --
                                ---------  -----------  ----------  ---------  -----------  -----------       -------
BALANCE, DECEMBER 31, 1995....     31,509         316      667,134    256,416      --           (7,246)        (1,277)
Exercise of stock options and
  related tax benefit.........         40      --            3,475     --          --           --             --
Amortization of unearned
  compensation................     --          --           --         --          --           --                612
Conversion of Convertible
  Junior Subordinated
  Notes--net..................      2,737          27      255,585     --          --           --             --
Treasury stock transactions...     --          --           --         --          --              (25)        --
Net loss......................     --          --           --         (1,864)     --           --             --
                                ---------  -----------  ----------  ---------  -----------  -----------       -------
BALANCE, DECEMBER 31, 1996....     34,286         343      926,194    254,552      --           (7,271)          (665)
Exercise of stock options and
  related tax benefit.........        200           2       19,361     --          --           --             --
Amortization of unearned
  compensation................     --          --           --         --          --           --                243
Conversion of Convertible
  Junior Subordinated
  Notes--net..................      2,397          24      226,636     --          --           --             --
Unrealized gain on investment,
  net of tax..................     --          --           --         --          22,018       --             --
Treasury stock transactions...     --          --           --         --          --             (100)        --
Distribution of General
  Instrument and Commscope....     --          --       (1,172,191)  (167,177)    (22,018)      --                422
Common Stock issued...........          4      --               55     --          --           --             --
Net income....................     --          --           --          5,933      --           --             --
                                ---------  -----------  ----------  ---------  -----------  -----------       -------
BALANCE, DECEMBER 31, 1997....     36,887   $     369   $       55  $  93,308   $  --        $  (7,371)     $  --
                                ---------  -----------  ----------  ---------  -----------  -----------       -------
                                ---------  -----------  ----------  ---------  -----------  -----------       -------

                                   TOTAL
                                STOCKHOLDERS'
                                   EQUITY
                                ------------
BALANCE, JANUARY 1, 1995 AS
  PREVIOUSLY REPORTED.........   $  677,178
One-for-four reverse stock
  split.......................       --
                                ------------
BALANCE, JANUARY 1, 1995 AS
  ADJUSTED....................      677,178
Exercise of stock options and
  related tax benefit.........       25,908
Stock issued for business
  acquisition.................       83,454
Cost associated with the sale/
  issuance of common stock....       (1,100)
Amortization of unearned
  compensation................          506
Conversion of Convertible
  Junior Subordinated
  Notes--net..................        5,615
Net income....................      123,782
                                ------------
BALANCE, DECEMBER 31, 1995....      915,343
Exercise of stock options and
  related tax benefit.........        3,475
Amortization of unearned
  compensation................          612
Conversion of Convertible
  Junior Subordinated
  Notes--net..................      255,612
Treasury stock transactions...          (25)
Net loss......................       (1,864)
                                ------------
BALANCE, DECEMBER 31, 1996....    1,173,153
Exercise of stock options and
  related tax benefit.........       19,363
Amortization of unearned
  compensation................          243
Conversion of Convertible
  Junior Subordinated
  Notes--net..................      226,660
Unrealized gain on investment,
  net of tax..................       22,018
Treasury stock transactions...         (100)
Distribution of General
  Instrument and Commscope....   (1,360,964)
Common Stock issued...........           55
Net income....................        5,933
                                ------------
BALANCE, DECEMBER 31, 1997....   $   86,361
                                ------------
                                ------------

                See notes to consolidated financial statements.

                          GENERAL SEMICONDUCTOR, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                ----------------------------------
                                                                                   1997        1996        1995
                                                                                ----------  ----------  ----------
OPERATING ACTIVITIES:
  Income from continuing operations...........................................  $    8,872  $   39,764  $   57,316
  Adjustments to reconcile income from continuing operations to net cash provided by continuing operating activities:
    Depreciation and amortization.............................................      24,232      22,613      21,347
    Changes in assets and liabilities, net of effect of business acquired:
      Accounts receivable.....................................................     (13,335)      9,190      (8,982)
      Inventories.............................................................       2,465      (8,028)     (4,013)
      Prepaid expenses and other current assets...............................      (3,208)        663      23,150
      Other non-current assets................................................         666          44        (992)
      Deferred income taxes...................................................      (1,236)     14,736      10,191
      Accounts payable and accrued expenses...................................      23,973     (12,655)     33,247
    Other non-current liabilities.............................................       1,685        (222)    (15,867)
  Other.......................................................................        (331)      2,014         553
                                                                                ----------  ----------  ----------
Net cash provided by continuing operating activities..........................      43,783      68,119     115,950
                                                                                ----------  ----------  ----------

Cash provided by (used in) discontinued operations............................     130,753    (225,227)     (7,084)
                                                                                ----------  ----------  ----------

INVESTING ACTIVITIES:
  Expenditures for property, plant and equipment..............................     (29,208)    (60,299)    (34,912)
  Proceeds from sale (purchases) of short-term investments....................      24,974     (24,974)     --
  Proceeds from sale of assets................................................       3,000       4,368      --
  Payment for business acquired...............................................      (8,982)     --          --
                                                                                ----------  ----------  ----------
  Net cash used in investing activities.......................................     (10,216)    (80,905)    (34,912)
                                                                                ----------  ----------  ----------
FINANCING ACTIVITIES:
  Costs associated with the issuance of debt and Common Stock.................      (1,130)     (1,053)     (1,051)
  Net (repayments of) proceeds from revolving credit facilities...............    (192,000)    231,000     (57,000)
  Redemption of Convertible Junior Subordinated Notes.........................        (245)     (6,440)     --
  Principal repayment of debt.................................................      (4,310)     (4,310)     (2,155)
  Proceeds from exercise of stock options.....................................      18,305       2,686      17,506
                                                                                ----------  ----------  ----------
Net cash (used in) provided by financing activities...........................    (179,380)    221,883     (42,700)
                                                                                ----------  ----------  ----------
(Decrease) increase in cash and cash equivalents..............................     (15,060)    (16,130)     31,254

Cash and cash equivalents, beginning of year..................................      20,252      36,382       5,128
                                                                                ----------  ----------  ----------
Cash and cash equivalents, end of year........................................  $    5,192  $   20,252  $   36,382
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------
Supplemental cash flow information, relating to continuing and discontinued
  operations:
  Income taxes paid...........................................................  $   37,224  $   55,647  $   36,973
  Interest paid...............................................................  $   32,033  $   41,766  $   47,801

                See notes to consolidated financial statements.

                          GENERAL SEMICONDUCTOR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   (ALL AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA, UNLESS OTHERWISE NOTED)

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

    General Semiconductor, Inc. ("General Semiconductor" or the "Company") is a world leader in the discrete segment of the semiconductor industry. The Company designs, manufactures and sells low-to-medium-power rectifiers, small signal transistors and transient voltage suppression ("TVS") components in axial, bridge, surface mount and array packages. Power rectifiers and TVS products are semiconductors that are essential components of most electronic devices and systems. Rectifiers convert alternating current (AC) into direct current (DC) which can be utilized by electronic equipment. TVS devices provide protection from electrical surges, ranging from electrostatic discharge to induced lightning. Small signal transistors amplify or switch low level currents. The Company's products are primarily targeted for use in the computer, automotive, telecommunications and consumer electronics industries.

    General Instrument Corporation ("GI") (i) transferred all the assets and liabilities relating to the manufacture and sale of broadband communications products used in the cable television, satellite, and telecommunications industries and all rights to the related GI trademarks to its wholly-owned subsidiary NextLevel Systems, Inc. ("NextLevel Systems"), and all the assets and liabilities relating to the manufacture and sale of coaxial, fiber optic and other electric cable used in the cable television, satellite and other industries to its wholly-owned subsidiary CommScope, Inc. ("CommScope") and (ii) distributed all of the outstanding shares of capital stock of each of NextLevel Systems and CommScope to its stockholders on a pro rata basis as a dividend (the "Distribution") in a transaction that was finalized on July 28, 1997 (the "Distribution Date"). On the Distribution Date, NextLevel Systems and CommScope began operating as independent entities with publicly traded common stock. GI retained no ownership interest in either NextLevel Systems or CommScope. Concurrent with the Distribution, GI changed its name to General Semiconductor, Inc. and effected a one for four reverse stock split (the "Stock Split"). On February 2, 1998, NextLevel Systems changed its name to General Instrument Corporation ("General Instrument").

    In this report, all share and per share amounts have been retroactively restated to reflect the Stock Split. In addition, the number of common shares issued have been adjusted to reflect the Stock Split and an amount equal to the par value of the reduction of the shares has been transferred from common stock to additional paid-in capital as of January 1, 1995, the earliest period reported.

    The revenues, costs and expenses, assets and liabilities and cash flows of the businesses transferred to the General Instrument and CommScope segments (the "Discontinued Operations"), have been excluded from the respective captions in the Consolidated Statements of Operations, Consolidated Balance Sheets and Consolidated Statements of Cash Flows and have been reported through the Distribution Date as "Income (Loss) from discontinued operations", net of applicable income taxes; as "Net assets of discontinued operations"; and as "Cash flow from discontinued operations" for all periods presented. For the purpose of governing certain of the ongoing relationships among General Semiconductor, General Instrument and CommScope after the Distribution, these entities entered into various agreements that provide for an orderly transition, the separation and distribution of the operating assets and liabilities and pension plan assets and liabilities of GI, as well as tax sharing, and other matters.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION. The accompanying consolidated financial statements include the accounts of General Semiconductor and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

                          GENERAL SEMICONDUCTOR, INC.

   (ALL AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA, UNLESS OTHERWISE NOTED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    USE OF ESTIMATES. The preparation of the accompanying consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    CASH EQUIVALENTS. The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

    INVENTORIES. Inventories are stated at the lower of cost, determined on a first-in, first-out ("FIFO") basis, or market.

    PROPERTY, PLANT AND EQUIPMENT. Property, plant and equipment are stated at cost. Provisions for depreciation are based on estimated useful lives of the assets using the straight-line method. Average useful lives are 12 to 40 years for buildings and improvements; estimated useful life or lease term, whichever is shorter, for leasehold improvements and 3 to 10 years for machinery and equipment. The cost of maintenance and repairs is charged to operations as incurred.

    INTANGIBLE ASSETS. Intangible assets consist primarily of patents which are amortized on a straight-line basis over their useful lives not exceeding 20 years.

    EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED. The excess of cost over fair value of net assets acquired is being amortized on a straight-line basis over 40 years. Management periodically evaluates the appropriateness of both the carrying value and remaining life of the excess of cost over fair value of net assets acquired by assessing recoverability based on forecasted operating cash flows, on an undiscounted basis, and other factors.

    LONG-LIVED ASSETS. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," on January 1, 1996. SFAS No. 121 prescribes the accounting treatment for long-lived assets, identifiable intangibles and goodwill related to those assets when there are indications that the carrying values of those assets may not be recoverable. Whenever events indicate that the carrying values of such assets may not be recoverable, the Company evaluates the carrying values of such assets using future undiscounted cash flows. The adoption of SFAS No. 121 did not have a material impact on the Company's financial position or results of operations.

    REVENUE RECOGNITION. The Company recognizes revenue when products are shipped, with appropriate provisions for uncollectible accounts and credits for returns.

    FOREIGN CURRENCY TRANSLATION. The Company has determined the U.S. dollar to be the functional currency of all foreign subsidiaries. Accordingly, gains and losses recognized as a result of translating foreign subsidiaries' monetary assets and liabilities from local foreign currencies to U.S. dollars are reflected in the accompanying consolidated statements of operations.

    RESEARCH AND DEVELOPMENT. The Company charges research and development expenses to operations as incurred.

                          GENERAL SEMICONDUCTOR, INC.

   (ALL AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA, UNLESS OTHERWISE NOTED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    ENVIRONMENTAL LIABILITIES. The Company accounts for environmental expenditures in accordance with Statement of Position 96-1, "Environmental Remediation Liabilities". Accordingly, the Company accrues for environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and reasonably estimable.

    INCOME TAXES. Deferred income taxes reflect the future tax consequences of differences between the financial reporting and income tax bases of assets and liabilities. Deferred income taxes are provided for the income tax liabilities to be incurred on the repatriation of undistributed earnings of the Company's foreign subsidiaries, except for locations where the Company has designated earnings to be permanently reinvested.

    EARNINGS (LOSS) PER SHARE. The Company adopted SFAS No. 128 "Earnings per share" during 1997. SFAS No. 128 changed the computation, presentation and disclosure requirements for earnings per share. In accordance with this pronouncement, the Company retroactively adopted this standard and restated all historical earnings per share data contained in this report. SFAS No. 128 requires presentation of "basic" and "diluted" earnings per share. The adoption of SFAS No. 128 did not have a material impact on the Company's earnings per share.

    RECLASSIFICATIONS. Certain prior year amounts have been reclassified to conform to the current year presentation.

3. DISCONTINUED OPERATIONS

    Net sales for the Discontinued Operations included in the statement of operations were $1.3 billion, $2.3 billion and $2.0 billion for the years ended December 31, 1997, 1996 and 1995, respectively.

    Discontinued operations also includes $52.9 million and $2.7 million, net of applicable income taxes, for the years ended December 31, 1997 and 1996, respectively, for costs incurred primarily related to the separation of the Taiwan operations between General Semiconductor and General Instrument and for professional fees and certain other administrative and financing costs incurred directly related to the Distribution.

    Net assets of Discontinued Operations as of December 31, 1996 are:

Accounts receivable.....................................................  $ 494,801
Inventories.............................................................    304,965
Prepaid expenses........................................................     18,944
Deferred income taxes...................................................     94,968
Property, plant and equipment...........................................    368,770
Intangible and other non-current assets.................................    140,323
Deferred income taxes, non-current......................................     32,499
Goodwill................................................................    654,351
Current liabilities.....................................................   (434,926)
Flexible term notes.....................................................    (10,800)
Other non-current liabilities...........................................   (219,161)
                                                                          ---------
                                                                          $1,444,734
                                                                          ---------
                                                                          ---------

                          GENERAL SEMICONDUCTOR, INC.

   (ALL AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA, UNLESS OTHERWISE NOTED)

3. DISCONTINUED OPERATIONS (CONTINUED)
    The distribution of the net assets of discontinued businesses reduced stockholders' equity by $1.4 billion of which $1.2 billion was allocated to additional paid-in capital and $0.2 billion to retained earnings.

4. ACQUISITION

    On October 1, 1997 the Company purchased certain assets and assumed certain liabilities related to the discrete semiconductor business of ITT Industries, Inc. for $8.0 million plus $1.0 million in direct transaction costs. The acquisition was accounted for as a purchase transaction and, accordingly, the results of operations are included in the consolidated statement of operations since the date of acquisition. The pro forma effects, assuming this transaction was effective January 1, 1996, were not material to the Company's results of operations, financial position or cash flows for the years ended December 31, 1997 and 1996.

5. INVENTORIES

    Inventories consist of:

                                                                   DECEMBER 31, 1997  DECEMBER 31, 1996
                                                                   -----------------  -----------------
Raw materials....................................................      $   7,181          $   6,616
Work in process..................................................         12,052             11,813
Finished goods...................................................         15,076             13,122
                                                                         -------            -------
  Total..........................................................      $  34,309          $  31,551
                                                                         -------            -------
                                                                         -------            -------

6. PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consists of:

                                                                   DECEMBER 31, 1997  DECEMBER 31, 1996
                                                                   -----------------  -----------------
Land and land improvements.......................................     $    76,328        $    76,298
Buildings, improvements and leasehold improvements...............          63,485             57,822
Machinery and equipment..........................................         208,067            183,881
                                                                         --------           --------
                                                                          347,880            318,001
Accumulated depreciation.........................................        (129,128)          (115,720)
                                                                         --------           --------
Property, plant and equipment, net...............................     $   218,752        $   202,281
                                                                         --------           --------
                                                                         --------           --------

    Depreciation expense aggregated $16.8 million, $14.4 million and $12.8 million for 1997, 1996 and 1995, respectively.

                          GENERAL SEMICONDUCTOR, INC.

   (ALL AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA, UNLESS OTHERWISE NOTED)

7. ACCRUED EXPENSES

    Accrued expenses consist of:

                                                                   DECEMBER 31, 1997  DECEMBER 31, 1996
                                                                   -----------------  -----------------
Salaries and compensation liabilities............................      $  14,849          $   8,191
Distribution and reorganization liabilities......................         18,734              3,853
Benefit plan liabilities.........................................          4,916              8,634
Other............................................................         19,853             19,441
                                                                         -------            -------
  Total..........................................................      $  58,352          $  40,119
                                                                         -------            -------
                                                                         -------            -------

    In connection with the Distribution, the Company recorded in income (loss) from continuing operations a pre-tax charge of $32.7 million to cost of sales and $1.1 million to selling, general and administrative expenses during the year ended December 31, 1997. These costs relate to employees of General Semiconductor and were incurred in connection with the separation of the Taiwan operations between General Semiconductor and General Instrument.

8. OTHER NON-CURRENT LIABILITIES

    Other non-current liabilities consist of:

                                                                   DECEMBER 31, 1997  DECEMBER 31, 1996
                                                                   -----------------  -----------------
Environmental liabilities........................................      $  32,415          $  35,123
Benefit plan liabilities.........................................         36,070             30,626
Other............................................................          8,991             15,337
                                                                         -------            -------
  Total..........................................................      $  77,476          $  81,086
                                                                         -------            -------
                                                                         -------            -------

9. INCOME TAXES

    General Semiconductor, General Instrument and CommScope entered into a tax sharing agreement (the "Tax Sharing Agreement") that defines the parties' rights and obligations with respect to federal, state and other income or franchise taxes related to the businesses of GI for tax periods prior to, including and following the Distribution and with respect to certain other tax matters. In general, General Instrument is responsible for consolidated federal income taxes, consolidated or combined state income taxes and separate state income taxes of GI and its subsidiaries and preparation and filings of the applicable returns through July 25, 1997. Such liability will be determined assuming a closing of the books on July 25, 1997. Liability for foreign income taxes and other taxes will generally be allocated to the legal entity on which such taxes are imposed except that liability for taxes relating to the transferred businesses (as defined in the Tax Sharing Agreement) will generally be allocated to General Instrument.

    Notwithstanding the above, each of General Instrument, CommScope and General Semiconductor is responsible for any such taxes to the extent that such taxes are attributable to action taken by that entity or its affiliates after the Distribution that is inconsistent with the tax treatment contemplated in the tax ruling received from the Internal Revenue Service. The Company believes that the Tax Sharing Agreement is fair to each of the parties and contains terms which generally are comparable to those which would have been reached at arms-length negotiations with unaffiliated parties.

                          GENERAL SEMICONDUCTOR, INC.

   (ALL AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA, UNLESS OTHERWISE NOTED)

9. INCOME TAXES (CONTINUED)
    The domestic and foreign components of income from continuing operations before income taxes is:

                                                                             YEAR ENDED DECEMBER 31,
                                                                         -------------------------------
                                                                           1997       1996       1995
                                                                         ---------  ---------  ---------
Domestic...............................................................  $  16,354  $  62,084  $  44,641
Foreign................................................................      4,167      5,087     43,402
                                                                         ---------  ---------  ---------
  Total................................................................  $  20,521  $  67,171  $  88,043
                                                                         ---------  ---------  ---------
                                                                         ---------  ---------  ---------

    The components of the provision for income taxes are as follows:

                                                                             YEAR ENDED DECEMBER 31,
                                                                         -------------------------------
                                                                           1997       1996       1995
                                                                         ---------  ---------  ---------
Current:
Federal................................................................  $   4,691  $   9,477  $  46,418
Foreign................................................................      2,754      2,842     15,284
State..................................................................      2,200        922       (949)
                                                                         ---------  ---------  ---------
                                                                             9,645     13,241     60,753
                                                                         ---------  ---------  ---------
                                                                         ---------  ---------  ---------
Deferred:
Federal................................................................      3,066      9,472    (28,777)
Foreign................................................................     (1,325)     3,129     (2,682)
State..................................................................        263      2,015      3,090
                                                                         ---------  ---------  ---------
                                                                             2,004     14,616    (28,369)
                                                                         ---------  ---------  ---------
Net change in valuation allowance......................................     --           (450)    (1,657)
                                                                         ---------  ---------  ---------
Provision for income taxes.............................................  $  11,649  $  27,407  $  30,727
                                                                         ---------  ---------  ---------
                                                                         ---------  ---------  ---------

    The following table presents the principal reasons for the difference between the actual income tax provision and the tax provision computed by applying the U.S. federal statutory income tax rate to income from continuing operations before income taxes:

                                                                             YEAR ENDED DECEMBER 31,
                                                                         -------------------------------
                                                                           1997       1996       1995
                                                                         ---------  ---------  ---------
Federal income tax provision at 35%....................................  $   7,182  $  23,510  $  30,815
Valuation allowance benefit............................................     --           (450)    (1,657)
State income taxes-net of federal benefit..............................      1,601      1,909      1,391
Foreign operations.....................................................      1,470      1,805     (3,414)
Non-deductible expenses................................................        914      1,844      1,872
Other-net..............................................................        482     (1,211)     1,720
                                                                         ---------  ---------  ---------
Provision for income taxes.............................................  $  11,649  $  27,407  $  30,727
                                                                         ---------  ---------  ---------
                                                                         ---------  ---------  ---------
Effective income tax rate..............................................       56.8%      40.8%      34.9%

                          GENERAL SEMICONDUCTOR, INC.

   (ALL AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA, UNLESS OTHERWISE NOTED)

9. INCOME TAXES (CONTINUED)
    Income taxes related to foreign operations in 1997, 1996 and 1995 reflect the Company's ability to recognize the benefit of foreign tax credits.

    Deferred income taxes as recorded in the accompanying consolidated balance sheets are comprised of the following:

                                                        DECEMBER 31, 1997                DECEMBER 31, 1996
                                                 -------------------------------  -------------------------------
                                                   ASSET    LIABILITY     NET       ASSET    LIABILITY     NET
                                                 ---------  ---------  ---------  ---------  ---------  ---------
Current Deferred Income Taxes:
Accounts receivable and inventory reserves.....  $   2,177  $  --      $   2,177  $   4,919  $  --      $   4,919
Product and warranty liabilities...............        437     --            437        413     --            413
Employee benefits..............................      5,576     --          5,576      2,481     --          2,481
Other current..................................      6,073     --          6,073      4,541     --          4,541
                                                 ---------  ---------  ---------  ---------  ---------  ---------
                                                 $  14,263     --      $  14,263  $  12,354  $  --      $  12,354
                                                 ---------  ---------  ---------  ---------  ---------  ---------
                                                 ---------  ---------  ---------  ---------  ---------  ---------
Non-Current Deferred Income Taxes:
Domestic capital loss carryforwards............  $  17,518  $  --      $  17,518  $  17,518  $  --      $  17,518
Tax credit carryforwards.......................     --         --         --         12,318     --         12,318
Fixed and intangible assets....................     (4,745)     1,081     (5,826)    (3,523)     1,218     (4,741)
Environmental liabilities......................     12,318     --         12,318     14,755     --         14,755
Litigation liabilities.........................     --         --         --            265     --            265
Employee benefits..............................     12,535        205     12,330     11,773     --         11,773
Other non-current..............................      8,660     20,424    (11,764)     8,261     13,886     (5,625)
Valuation allowance............................    (19,777)    --        (19,777)   (19,777)    --        (19,777)
                                                 ---------  ---------  ---------  ---------  ---------  ---------
                                                 $  26,509  $  21,710  $   4,799  $  41,590  $  15,104  $  26,486
                                                 ---------  ---------  ---------  ---------  ---------  ---------
                                                 ---------  ---------  ---------  ---------  ---------  ---------

    In accordance with the Tax Sharing Agreement, approximately $17.8 million of deferred tax assets related to the Company were allocated to General Instrument in connection with the Distribution.

    Deferred taxes have not been provided on undistributed earnings (losses) of certain foreign operations of $9.9 million and $(2.4 million) in 1997 and 1996, respectively, as those earnings (losses) are considered to be permanently reinvested. Determining the tax liability that would arise if these amounts were remitted is not practicable.

    The valuation allowance at December 31,1997 relates principally to domestic capital loss carryforwards, which expire in 2002. The valuation allowance will be reduced when and if the Company generates domestic capital gains.

    During 1996 and 1995, the Company settled certain tax matters which resulted in credits to excess of cost over fair value of net assets acquired of $1.8 million and $5.5 million, respectively, since such matters related to the period prior to August 1990, when affiliates of Forstmann Little & Co., a private investment firm, acquired the Company.

                          GENERAL SEMICONDUCTOR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   (ALL AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA, UNLESS OTHERWISE NOTED)

10. LONG-TERM DEBT

    Long-term debt consists of:

                                                         DECEMBER 31, 1997  DECEMBER 31, 1996
                                                         -----------------  -----------------
Senior bank indebtedness:
  Revolving credit facility............................     $   222,000        $   414,000
  Taiwan loan..........................................          46,074             50,384
Convertible Junior Subordinated Notes..................         --                 227,951
                                                               --------           --------
                                                                268,074            692,335
Less current maturities................................           4,310              4,310
                                                               --------           --------
Long-term debt.........................................     $   263,764        $   688,025
                                                               --------           --------
                                                               --------           --------

    In May 1996, the Company issued a notice to redeem $250 million in principal amount of its 5% Convertible Junior Subordinated Notes (the "Notes"). Of the Notes called, $244 million in principal amount were converted into the Company's Common Stock prior to the redemption date, with the remaining $6 million redeemed for cash. Additionally, $16 million and $6 million in principal amount of Notes that were not called for redemption were also converted into GI Common Stock during 1996 and 1995, respectively. These conversions resulted in the issuance of 2.8 million shares of Common Stock. In connection with the Common Stock conversions, $4.4 million was charged to additional paid-in capital, net of the related tax benefit, for unamortized deferred financing costs and accrued but unpaid interest related to the converted Notes. During 1997 the remaining Notes outstanding were converted into GI Common Stock at a conversion price of $23.75 per share (unadjusted for the Distribution and Stock Split) resulting in the issuance of 2.4 million shares, and $0.2 million in principal amount of Notes were redeemed. In connection with the conversion, GI charged approximately $1.5 million to additional paid-in capital, net of the related tax benefit, for unamortized deferred financing costs and accrued but unpaid interest related to the converted Notes.

    The Company repaid the GI revolving credit facility in July 1997 utilizing a combination of the bank credit facility described below and amounts received from General Instrument and CommScope at the Distribution Date totaling $170.1 million.

    In July 1997, the Company entered into a bank credit agreement (the "Credit Agreement") which provides for a $350.0 million secured revolving credit facility that matures on December 31, 2002. The Credit Agreement requires the Company to pay a facility fee on the total commitment. The Credit Agreement permits the Company to choose between two interest rate options: the Adjusted Base Rate (as defined in the Credit Agreement) or a Eurodollar rate (LIBOR) plus a margin which varies based on the Company's ratio of indebtedness to earnings before income taxes, depreciation and amortization as defined in the Credit Agreement. The facility fee also varies based on that ratio. The Company is also able to set interest rates through a competitive bid procedure. The Credit Agreement contains financial and operating covenants, including limitations on guarantee obligations, liens, sale of assets, indebtedness, investments, capital expenditures, payment of dividends and leases, and requires the maintenance of certain financial ratios. At December 31, 1997 the Company was in compliance with all such covenants. In addition, certain changes in control of the Company would cause an event of default under the Credit Agreement.

                          GENERAL SEMICONDUCTOR, INC.

   (ALL AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA, UNLESS OTHERWISE NOTED)

10. LONG-TERM DEBT (CONTINUED)
    At December 31, 1997, the Company had a $60 million loan agreement with a consortium of banks in Taiwan (the "Taiwan Loan Agreement"). Borrowings under the Taiwan Loan Agreement were collateralized by a mortgage on land and buildings in Taiwan, and the interest rate under the Taiwan Loan Agreement was equal to the Singapore Interbank Offered Rate (SIBOR) plus .75%. At December 31, 1997, the variable rate was 7.1%. The borrowings were to mature on June 30, 2000 and required nine semi-annual installments of $2.2 million payable on June 30 and December 31, which began on December 31, 1995, with the remaining balance to be paid at maturity. On February 26, 1998, the Company repaid the entire loan balance with proceeds from borrowings under the Credit Agreement.

    The weighted average interest rate on the Company's long-term debt at December 31, 1997 and 1996 was 6.6% and 5.7%, respectively.

    Net interest expense included in the consolidated Statement of Operations through the Distribution Date represents an allocation based upon General Semiconductor's net assets as a percentage of total assets of GI.

11. COMMITMENTS AND CONTINGENCIES

    The Company leases office space, manufacturing facilities and transportation and other equipment under operating leases which expire at various dates through the year 2004. Rent expense was $3.3 million, $2.9 million and $2.2 million in 1997, 1996 and 1995, respectively.

    Future minimum lease payments required under operating leases as of December 31, 1997 are:

1998................................................................  $   3,154
1999................................................................      2,684
2000................................................................      2,149
2001................................................................      1,338
2002................................................................      1,232
Thereafter..........................................................      1,187

    The Company has approximately $10.0 million in letters of credit outstanding at December 31, 1997.

    The Company is subject to various federal, state, local and foreign laws and regulations governing environmental matters, including the use, discharge and disposal of hazardous materials. The Company's manufacturing facilities are believed to be in substantial compliance with current laws and regulations. Compliance with current laws and regulations has not had, and is not expected to have, a material adverse effect on the Company's financial condition. The Company is also involved in remediation programs, principally with respect to former manufacturing sites, which are proceeding in conjunction with federal and state regulatory oversight. Accordingly, the Company is currently named as a "potentially responsible party" with respect to the disposal of wastes at nine hazardous waste sites located in six states.

    The Company has engaged independent consultants to assist management in evaluating potential liabilities related to environmental matters. Management assesses the input from these independent consultants along with other information known to the Company in its effort to continually monitor these potential liabilities. Management assesses its environmental exposure on a site-by-site basis, including those sites where the Company has been named as a "potentially responsible party". Such assessments

                          GENERAL SEMICONDUCTOR, INC.

   (ALL AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA, UNLESS OTHERWISE NOTED)

11. COMMITMENTS AND CONTINGENCIES (CONTINUED) include the Company's share of remediation costs, information known to the Company concerning the size of the hazardous waste sites, their years of operation and the number of past users and their financial viability. The Company has recorded a reserve for environmental matters of $34.9 million at December 31, 1997 ($37.6 million at December 31, 1996). While the ultimate outcome of these matters cannot be determined, management does not believe that the final disposition of these matters beyond the amounts previously provided for in the financial statements will have a material adverse effect on the Company's financial position, results of operations or cash flows.

    Based on the factors discussed above, capital expenditures and expenses for the Company's remediation programs, and the proportionate share of the cost of the necessary investigation and eventual remedial work that may be needed to be performed at the sites for which the Company has been named as a "potentially responsible party", are not expected to have a material adverse effect on the Company's financial position, results of operations or cash flows. The Company's present and past facilities have been in operation for many years, and over that time in the course of those operations, the Company's facilities have used substances which are or might be considered hazardous, and the Company has generated and disposed of wastes which are or might be considered hazardous. Therefore, it is possible that additional environmental issues may arise in the future, which the Company cannot now predict.

    A securities class action is presently pending in the United States District Court for the Northern District of Illinois, Eastern Division, IN RE GENERAL INSTRUMENT CORPORATION SECURITIES LITIGATION. This action, which consolidates numerous class action complaints filed in various courts between October 10 and October 27, 1995, is brought by plaintiffs, on their own behalf and as representatives of a class of purchasers of GI Common Stock during the period March 21, 1995 through October 18, 1995. The complaint alleges that prior to the Distribution, GI and certain of its officers and directors, as well as Forstmann Little & Co. and certain related entities, violated the federal securities laws, namely, Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934, as amended, by allegedly making false and misleading statements and failing to disclose material facts about GI's planned shipments in 1995 of its CFT-2200 and DigiCipher II products. The plaintiffs have moved for class certification and the Company has filed its opposition to class certification. Also pending in the same court, under the same name, is a derivative action brought on behalf of GI. The derivative action alleges that the members of General Instrument's Board of Directors, several of its officers and Forstmann Little & Co. and related entities have breached their fiduciary duties by reason of the matter complained of in the class action and the defendants' alleged use of material non-public information to sell shares of GI's common stock for personal gain. The court had granted the defendants motions to dismiss the original complaints in both of these actions, but allowed the plaintiffs in each action an opportunity to file amended complaints. Amended complaints were filed on November 7, 1997. The defendants have answered the amended consolidated complaint in the class actions, denying liability, and have filed a renewed motion to dismiss the derivative action.

    An action entitled BKP PARTNERS, L.P. V. GENERAL INSTRUMENT CORP. was brought in February 1996 by shareholders of NextLevel Communications, which was merged into GI in September 1995. The action was originally filed in the Northern District of California and was subsequently transferred to the Northern District of Illinois. The complaint alleges that the GI Common Stock, which was received by the plaintiffs as a result of the merger, was overpriced because of the matters complained of in the class action and GI's failure to disclose information concerning a significant reduction in its gross margins. On September 23,

                          GENERAL SEMICONDUCTOR, INC.

   (ALL AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA, UNLESS OTHERWISE NOTED)

11. COMMITMENTS AND CONTINGENCIES (CONTINUED)
1997 the district court dismissed the complaint, without prejudice, and the plaintiffs were given until November 7, 1997 to amend their complaints. On November 7, 1997, plaintiffs served the defendants with amended complaints, which contain allegations substantially similar to those in the original complaint. Defendants have filed a motion to dismiss parts of the amended complaint and have answered the balance of the amended complaint, denying liability.

    An action entitled BROADBAND TECHNOLOGIES, INC. VS. GENERAL INSTRUMENT CORP. was brought in March 1997 in the United States District Court for the Eastern District of North Carolina. The complaint alleges that GI infringes BroadBand Technologies, Inc.'s ("BBT") U.S. Patent No. 5,457,560, covering an electronic communications system which delivers television signals, and seeks monetary damages and injunctive relief. On June 13, 1997, GI's motion to dismiss the complaint for lack of jurisdiction was denied. In March 1998, General Instrument filed motions with the district court for summary judgement on the issues of invalidity and non-infringement of the BBT patent and BBT filed a motion of partial summary judgement on the issue of infringement.

    In connection with the Distribution, General Instrument agreed to indemnify the Company with respect to its obligations, if any, arising out of or relating to IN RE GENERAL INSTRUMENT CORPORATION SECURITIES LITIGATION (including the derivative action), the BKP PARTNERS, L.P. V. GENERAL INSTRUMENT CORP. litigation and the action entitled BROADBAND TECHNOLOGIES, INC. V. GENERAL INSTRUMENT CORP. Therefore, management is of the opinion that the resolution of these matters will have no effect on the Company's consolidated financial position, results of operations or cash flows.

    General Semiconductor is not a party to any pending legal proceedings other than various claims and lawsuits arising in the normal course of business and those for which they are indemnified. Management is of the opinion that such litigation or claims will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

12. EMPLOYEE BENEFITS

    PENSION PLANS. In connection with the Distribution, the Company, General Instrument and CommScope entered into an Employee Benefits Allocation Agreement (the "Agreement"). The Agreement provides that the Company generally will assume or retain, as the case may be, all liabilities under employee benefits plans maintained by GI or any of its subsidiaries with respect to employees of General Semiconductor or any of its retained subsidiaries and employees of previously divested operations other than the liabilities related to employees of General Instrument or CommScope subsequent to the Distribution. The Company believes that the Agreement is fair to each of the parties and contains terms which generally are comparable to those which would have been reached at arms-length negotiations with unaffiliated parties.

                          GENERAL SEMICONDUCTOR, INC.

   (ALL AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA, UNLESS OTHERWISE NOTED)

12. EMPLOYEE BENEFITS (CONTINUED)
    Net pension cost for continuing operations consists of:

                                                                  YEARS ENDED DECEMBER 31,
                                           ----------------------------------------------------------------------
                                                    1997                    1996                    1995
                                           ----------------------  ----------------------  ----------------------
                                            DOMESTIC     FOREIGN    DOMESTIC     FOREIGN    DOMESTIC     FOREIGN
                                           -----------  ---------  -----------  ---------  -----------  ---------
Service cost.............................   $     407   $   2,746   $     325   $   2,968   $     263   $   2,294
Interest.................................       5,117       3,301       4,616       3,503       4,445       3,415
Return on plan assets....................     (15,188)       (999)     (5,670)     (1,663)    (17,429)     (1,552)
Net amortization and deferral............       9,558         758         878         906      12,759         129
                                           -----------  ---------  -----------  ---------  -----------  ---------
Net pension cost (income)................   $    (106)  $   5,806   $     149   $   5,714   $      38   $   4,286
                                           -----------  ---------  -----------  ---------  -----------  ---------
                                           -----------  ---------  -----------  ---------  -----------  ---------

    The funded status of the Company's continuing pension plans and the related amounts recorded in the accompanying consolidated balance sheets are:

                                                    DECEMBER 31, 1997      DECEMBER 31, 1996
                                                  ---------------------  ---------------------
                                                  DOMESTIC    FOREIGN    DOMESTIC    FOREIGN
                                                  ---------  ----------  ---------  ----------
Actuarial present value of:
  Vested benefits...............................  $  73,629  $   18,174  $  64,517  $    9,231
                                                  ---------  ----------  ---------  ----------
                                                  ---------  ----------  ---------  ----------

  Accumulated benefits..........................  $  73,787  $   26,669  $  64,640  $   28,972
                                                  ---------  ----------  ---------  ----------
                                                  ---------  ----------  ---------  ----------

Projected benefit obligation....................  $  75,741  $   52,031  $  65,431  $   58,229
Market value of plan assets.....................     78,539      13,398     68,357      24,556
                                                  ---------  ----------  ---------  ----------
Funded status...................................      2,798     (38,633)     2,926     (33,673)
Unrecognized loss (gain)........................       (911)     16,082     (4,735)     18,134
                                                  ---------  ----------  ---------  ----------
(Accrued pension obligation)/prepaid cost.......  $   1,887  $  (22,551) $  (1,809) $  (15,539)
                                                  ---------  ----------  ---------  ----------
                                                  ---------  ----------  ---------  ----------
Actuarial assumptions:
  Discount rate.................................          7%          6%      7.75%       6.75%
  Investment return.............................          9%          8%         9%          8%
  Compensation increases........................       4.75%          6%      4.75%          6%

    The domestic pension plans consist principally of a qualified retirement plan which has satisfied the full funding limitation requirements under the Employee Retirement Income Security Act of 1974 ("ERISA"). The Company made no contributions to the plan in 1997 or 1995. Contributions to the plan in 1996 were $3.8 million. Domestic plan assets consist of fixed income and equity securities. The Company also has an unfunded supplemental retirement plan for certain members of management. Net pension cost and accrued pension obligations for this plan are included in the amounts above.

    The foreign pension plans consist principally of a Taiwan and a German pension plan which are funded in accordance with statutory requirements. Foreign pension contributions were $2.7 million in each of 1997 and 1996 and $2.4 million in 1995. Foreign plan assets principally consist of fixed income securities.

                          GENERAL SEMICONDUCTOR, INC.

   (ALL AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA, UNLESS OTHERWISE NOTED)

12. EMPLOYEE BENEFITS (CONTINUED)
    DEFINED CONTRIBUTION PLANS. The Company maintains defined contribution plans covering all domestic non-union employees and employees in Ireland and France. Company contributions were $0.7 million, $0.4 million and $0.3 million for the years ended December 31, 1997, 1996 and 1995, respectively.

    POSTRETIREMENT BENEFITS OTHER THAN PENSIONS. The Company maintains an unfunded contributory group medical plan (the "Plan") for all full-time U.S. employees not covered by a collective bargaining agreement who meet defined age and service requirements. The Company recognizes the cost of providing and maintaining postretirement benefits during employees' active service periods. The Plan is the primary provider of benefits for retirees up to age 65. After age 65, Medicare becomes the primary provider. Net postretirement benefit cost consists of the following:

                                                                                   YEARS ENDED
                                                                                  DECEMBER 31,
                                                                         -------------------------------
                                                                           1997       1996       1995
                                                                         ---------  ---------  ---------
Service cost...........................................................  $     107  $      78  $      53
Interest...............................................................        971        872        956
Net amortization and deferral..........................................       (312)      (383)      (436)
                                                                         ---------        ---        ---
Net postretirement benefit cost........................................  $     766  $     567  $     573
                                                                         ---------        ---        ---
                                                                         ---------        ---        ---

    The status of the Plan and the related amounts recorded in the accompanying consolidated balance sheets are:

                                                         DECEMBER 31, 1997  DECEMBER 31, 1996
                                                         -----------------  -----------------
Accumulated postretirement benefit obligation ("APBO"):
Retirees...............................................      $  12,422          $  10,751
Active participants....................................          2,178              1,137
                                                               -------            -------
Total APBO.............................................         14,600             11,888
Unrecognized prior service cost........................          5,217              5,600
Unrecognized gain (loss)...............................         (3,433)             2,036
                                                               -------            -------
Accrued postretirement benefit obligation..............      $  16,384          $  19,524
                                                               -------            -------
                                                               -------            -------
Discount rate used in determining APBO.................           7.00%              7.25%

    The assumed rate of future increases in health care costs during 1997 and 1996 was 12.5% and 14%, respectively, for pre-age 65 retirees, and 10% and 11%, respectively, for post-age 65 retirees, and is expected to decline to 6% by the year 2007. Under the Plan, the actuarially determined effect of a one percentage point increase in the assumed health care cost trend rate on annual net postretirement benefit cost and the APBO would be $1.3 million for 1997 and 1996.

    In accordance with the Employee Benefits Allocation Agreement, approximately $8.0 million of net pension liabilities related to the Company were transferred to General Instrument in connection with the Distribution.

                          GENERAL SEMICONDUCTOR, INC.

   (ALL AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA, UNLESS OTHERWISE NOTED)

12. EMPLOYEE BENEFITS (CONTINUED)
    POSTEMPLOYMENT BENEFITS OTHER THAN PENSIONS. The postemployment benefits obligation relates principally to medical costs for former employees on long term disability. As of December 31, 1997 and 1996 $0.9 million and $0.8 million was accrued for postemployment benefits, respectively.

13. STOCKHOLDERS' EQUITY

    DISTRIBUTION.   GI distributed all of its outstanding shares of capital
stock of each of General Instrument and CommScope to its stockholders on a pro rata basis as a dividend in a transaction that was consummated on July 28, 1997. Approximately 147.3 million shares of General Instrument Common Stock, based on a ratio of one for one, were distributed to GI's stockholders of record on July 25, 1997. On July 28, 1997, approximately 49.1 million shares of CommScope Common Stock, based on a ratio of one for three, were distributed to General Instrument stockholders of record on that date. General Semiconductor (formerly
GI) retained no ownership interest in either General Instrument or CommScope. Additionally, immediately following the Distribution, General Semiconductor effected a one for four reverse stock split.

    STOCK OPTION PLAN. In May 1993, the stockholders of the Company approved the General Instrument Corporation 1993 Long-Term Incentive Plan (the "1993 Plan") which provides for the granting of stock options, stock appreciation rights, restricted stock, performance units, performance shares and phantom stock to employees of the Company and its subsidiaries and the granting of stock options to directors of the Company. Following the Distribution, the Company continued in effect the 1993 Plan, renamed the Amended and Restated General Semiconductor, Inc. 1993 Long-Term Incentive Plan (the "Incentive Plan") as adjusted to reflect the Distribution and Stock Split. Stock options granted generally vest ratably over a three year period beginning on the first anniversary from the date granted, expire after ten years and have exercise prices equal to the market value of the Company's common stock at the date of grant.

    The following table summarizes stock option activity relating to the Company's Incentive Plan since the Distribution. For the period January 1, 1997 through the Distribution, 8,422 options to purchase GI common stock were granted, 798 options were exercised and 4,032 options were canceled. The weighted average exercise price of these options (unadjusted for the Distribution and Stock Split) was $23.14, $22.95 and $29.50, respectively. At the Distribution Date, all unexercised GI stock options held by General Semiconductor employees and certain Directors of GI were converted into General Semiconductor stock options. For the holders of unexercised General Semiconductor stock options, the number of options was adjusted and all exercise prices were decreased immediately following the Distribution to preserve the economic value of the options that existed prior to the Distribution Date.

                                                                                      WEIGHTED
                                                                         NUMBER        AVERAGE
                                                                           OF         EXERCISE
                                                                         SHARES         PRICE
                                                                       -----------  -------------
Outstanding at Distribution Date.....................................       2,838     $   11.77
Granted..............................................................         195         14.94
Canceled.............................................................         (17)        12.00
                                                                            -----
Options outstanding at December 31, 1997.............................       3,016     $   11.98
                                                                            -----
                                                                            -----

                          GENERAL SEMICONDUCTOR, INC.

   (ALL AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA, UNLESS OTHERWISE NOTED)

13. STOCKHOLDERS' EQUITY (CONTINUED)
    The following table summarizes information about stock options outstanding and exercisable under the Company's Incentive Plan.

                         SHARES UNDER OPTIONS OUTSTANDING
                    -------------------------------------------     OPTIONS EXERCISABLE
                                       WEIGHTED-                 --------------------------
                        NUMBER          AVERAGE      WEIGHTED-      NUMBER       WEIGHTED-
                      OUTSTANDING      REMAINING      AVERAGE     EXERCISABLE     AVERAGE
     RANGE OF         AT DECEMBER     CONTRACTUAL    EXERCISE     AT DECEMBER    EXERCISE
 EXERCISE PRICES       31, 1997      TERM (YEARS)      PRICE       31, 1997        PRICE
------------------  ---------------  -------------  -----------  -------------  -----------
$1.48 to $11.60....          297             5.6     $    8.70           271     $    8.43
$11.75 to $12.06...        1,666             9.0     $   11.75           170     $   11.75
$12.79 to $14.94...        1,053             7.6     $   13.26           713     $   12.87
                           -----                                      ------
                           3,016             8.2     $   11.98         1,154     $   11.66
                           -----                                      ------
                           -----                                      ------

    At December 31, 1997 and 1996, 0.7 million and 5.2 million shares, respectively, were reserved for future awards under the Company's Incentive Plan. The tax benefits arising from stock option exercises during the years ended December 31, 1997, 1996 and 1995 in the amount of $1.1 million, $0.8 million and $8.4 million, respectively, were recorded in stockholders' equity as additional paid-in capital.

    In addition, under the provisions of the Incentive Plan, the Company issued 4 thousand shares of Common Stock to certain members of its Board of Directors during the year ended December 31, 1997.

    The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its Incentive Plan. Since the exercise price of all stock options granted under the Incentive Plan in 1997, 1996 and 1995 was equal to the closing price of the Common Stock on the New York Stock Exchange on the date of grant, no compensation expense has been recognized by the Company for its stock-based compensation plan during these years other than for restricted stock agreements. Compensation expense, including continuing and discontinued operations, would have been $27.1 million, $21.9 million and $7.1 million in 1997, 1996 and 1995, respectively, had compensation cost for stock options awarded during these years under the Company's stock option agreements been determined based upon the fair value at the grant date consistent with the methodology prescribed under SFAS No. 123, "Accounting for Stock-Based Compensation". The Company's pro forma net income (loss) and diluted earnings (loss) per share would have been $(10.9) million and $(0.31) per share for 1997, $(15.2) million and $(0.46) per share for 1996 and $119.5 million and $3.29 per share for 1995. The estimated weighted-average per share fair value of the options granted during 1997 was $9.70 through the Distribution Date, $6.38 for the remainder of 1997, and $10.80 and $10.00, for 1996 and 1995 respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                                      1997       1996       1995
                                                                    ---------  ---------  ---------
Expected life (years).............................................        4.0        4.0        4.0
Risk-free interest rate...........................................       6.39%      6.18%      6.21%
Expected volatility-pre-Distribution..............................      43.00%     43.00%     38.00%
Expected volatility-post-Distribution.............................      45.00%    --         --
Expected dividend yield...........................................          0%         0%         0%

                          GENERAL SEMICONDUCTOR, INC.

   (ALL AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA, UNLESS OTHERWISE NOTED)

13. STOCKHOLDERS' EQUITY (CONTINUED)
    The pro forma effect on net income (loss) and earnings (loss) per share for 1997, 1996 and 1995 may not be representative of the pro forma effect in future years because it includes compensation cost on a straight-line basis over the vesting periods of the grants and does not take into consideration the pro forma compensation costs for grants made prior to 1995.

    STOCKHOLDER RIGHTS PLAN. On January 6, 1997, the Board of Directors adopted a stockholder rights plan designed to protect stockholders from various abusive takeover tactics, including attempts to acquire control of the Company at an inadequate price. Under the rights plan, each stockholder, subsequent to the distribution date of January 24, 1997, receives a dividend of one right for each outstanding share of Common Stock. The rights are attached to, and presently only trade with, the Common Stock and currently are not exercisable. Except as specified below, upon becoming exercisable, all rights holders will be entitled to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock ("Participating Preferred Stock") at a price of $100.

    The rights become exercisable and will begin to trade separately from the Common Stock upon the earlier of (i) the first date of public announcement that a person or group (other than an existing 15% stockholder or pursuant to a Permitted Offer, as defined) has acquired beneficial ownership of 15% or more of the outstanding Common Stock, or (ii) 10 business days following a person's or group's commencement of, or announcement of, an intention to commence a tender or exchange offer, the consummation of which would result in beneficial ownership of 15% or more of the Common Stock. The rights will entitle holders to purchase Common Stock having a market value (immediately prior to such acquisition) of twice the exercise price of the right in lieu of purchasing the Participating Preferred Stock. If the Company is acquired through a merger or other business combination transaction (other than a Permitted Offer, as defined), each right will entitle the holder to purchase common stock of the surviving company having a market value (immediately prior to such acquisition) of twice the exercise price of the right. The Company may redeem the rights for $0.01 each at any time prior to such acquisition. The rights will expire on January 6, 2007, unless earlier redeemed.

    In connection with the stockholder rights plan, the Board of Directors approved the creation of, out of the authorized but unissued shares of preferred stock of the Company, the Participating Preferred Stock, consisting of 0.4 million shares with a par value of $0.01 per share. The holders of the Participating Preferred Stock are entitled to receive dividends, if declared by the Board of Directors, from funds legally available. Each share of Participating Preferred Stock is entitled to one thousand votes on all matters submitted to stockholder vote. The shares of Participating Preferred Stock are not redeemable by the Company nor convertible into Common Stock or any other security of the Company.

                          GENERAL SEMICONDUCTOR, INC.

   (ALL AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA, UNLESS OTHERWISE NOTED)

14. EARNINGS (LOSS) PER SHARE

    The Company adopted SFAS No. 128 "Earnings per Share" during 1997. In accordance with this pronouncement, the Company retroactively adopted this standard and restated all historical earnings per share data contained in this report. SFAS 128 requires presentations of "basic" and "diluted" earnings per share.

    Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the applicable periods. Diluted earnings (loss) per share computations for all periods are based on net income (loss) adjusted for interest and amortization of debt issuance costs related to convertible debt, if dilutive, and the weighted average number of common shares outstanding adjusted for the dilutive effect of stock options and convertible securities. The diluted earnings (loss) per share calculation assumes the exercise of stock options using the treasury stock method.

    Set forth below are reconciliations of the numerators and denominators of the basic and diluted per share computations for each of the years ended December 31, 1997, 1996 and 1995.

                                                          FOR THE YEAR ENDED DECEMBER 31, 1997
                                                       -------------------------------------------
                                                          INCOME          SHARES        PER-SHARE
                                                        (NUMERATOR)    (DENOMINATOR)     AMOUNT
                                                       -------------  ---------------  -----------
BASIC EPS
Income from continuing operations available to common
  stockholders.......................................    $   8,872          35,414      $    0.25
                                                                                            -----
                                                                                            -----
EFFECT OF DILUTIVE SECURITIES
  Options............................................       --                 162
                                                            ------          ------
DILUTED EPS
Income from continuing operations available to common
  stockholders plus assumed conversions..............    $   8,872          35,576      $    0.25
                                                            ------          ------          -----
                                                            ------          ------          -----

    The effect of the Notes outstanding through the Distribution is excluded from the above computation of diluted earnings per share because the impact was anti-dilutive. Had the impact of the weighted average shares outstanding related to the Notes of 1,305 shares been included in the diluted calculation, the diluted weighted average shares outstanding of as December 31, 1997 would have been 36,881 shares.

                                                          FOR THE YEAR ENDED DECEMBER 31, 1996
                                                       ------------------------------------------
                                                          INCOME         SHARES        PER-SHARE
                                                       (NUMERATOR)    (DENOMINATOR)     AMOUNT
                                                       ------------  ---------------  -----------
BASIC EPS
Income from continuing operations available to common
  stockholders.......................................   $   39,764         32,924      $    1.20
                                                                                           -----
                                                                                           -----
EFFECT OF DILUTIVE SECURITIES
  Options............................................       --                171
  Convertible debt...................................        2,658          3,757
                                                       ------------        ------
DILUTED EPS
Income from continuing operations available to common
  stockholders plus assumed conversions..............   $   42,422         36,852      $    1.15
                                                       ------------        ------          -----
                                                       ------------        ------          -----

                          GENERAL SEMICONDUCTOR, INC.

   (ALL AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA, UNLESS OTHERWISE NOTED)

14. EARNINGS (LOSS) PER SHARE (CONTINUED)

                                                          FOR THE YEAR ENDED DECEMBER 31, 1995
                                                       ------------------------------------------
                                                          INCOME         SHARES        PER-SHARE
                                                       (NUMERATOR)    (DENOMINATOR)     AMOUNT
                                                       ------------  ---------------  -----------
BASIC EPS
Income from continuing operations available to common
  stockholders.......................................   $   57,316         30,871      $    1.86
                                                                                           -----
                                                                                           -----
EFFECT OF DILUTIVE SECURITIES
  Options............................................       --                222
  Convertible debt...................................        3,768          5,255
                                                       ------------        ------
DILUTED EPS
Income from continuing operations available to common
  stockholders plus assumed conversions..............   $   61,084         36,348      $    1.68
                                                       ------------        ------          -----
                                                       ------------        ------          -----

15. DERIVATIVES AND OTHER FINANCIAL INSTRUMENTS

    Derivative instruments are primarily used by the Company to reduce financial risk arising from changes in foreign exchange and interest rates. The Company does not use derivative instruments for trading purposes, nor does it engage in currency or interest rate speculation. Derivatives used by the Company consist of foreign exchange, interest rate and other instruments. The Company believes that the various counterparties with which the Company enters into these agreements consist of only financially sound institutions and, accordingly, believes that the credit risk for non-performance of these contracts is not significant. The Company monitors its underlying market risk exposures on an ongoing basis and believes that it can modify or adapt its hedging strategies as needed.

    FOREIGN EXCHANGE INSTRUMENTS. The Company enters into forward exchange contracts on a month-to-month basis to minimize the effect of foreign currency fluctuations with regard to certain monetary assets and liabilities denominated in currencies other than the U.S. dollar. Gains and losses on these contracts generally offset, in the same period, gains and losses resulting from the translation of monetary assets and liabilities to U.S. dollars on a monthly basis, reducing the risk of exchange rate movements in the Company's results of operations.

    On a selective basis, the Company enters into forward exchange and purchased option contracts to hedge the currency exposure of contractual and other firm commitments denominated in foreign currencies. The Company may also enter into forward exchange and purchase option contracts designed to hedge the currency exposure of anticipated, but not yet committed, transactions expected to be denominated in foreign currencies. The purpose of these activities is to protect the Company from the risk that the eventual net cash flows in U.S. dollars from foreign receivables and payables will be adversely affected by changes in exchange rates. Gains and losses on hedges related to contractual and other firm commitments are deferred and recognized in the Company's results of operations in the same period as the gain or loss from the underlying transactions. Gains and losses on forward exchange contracts used to hedge anticipated, but not yet committed, transactions are recognized in the Company's results of operations as changes in exchange rates for the applicable foreign currencies occur. Historically, foreign exchange contracts with respect to contractual and other firm commitments and anticipated, but not yet committed,

                          GENERAL SEMICONDUCTOR, INC.

   (ALL AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA, UNLESS OTHERWISE NOTED)

15. DERIVATIVES AND OTHER FINANCIAL INSTRUMENTS (CONTINUED) transactions have been short-term in nature. In addition, purchased options have had no intrinsic value at the time of purchase.

    The Company settles forward exchange contracts generally at maturity and at prevailing market rates. The Company recognizes in its results of operations over the life of the contract the amortization of contract premium or discount on purchased options. The amortization of these premiums or discounts during each of the three years in the period ended December 31, 1997 was not significant. As of December 31, 1997 and 1996, the Company had outstanding forward exchange contracts in the amounts of $19.9 million and $27.7 million, respectively, comprised of foreign currencies which were to be purchased and $23.2 million and $9.1 million, respectively, comprised of foreign currencies which were to be sold. All outstanding forward exchange contracts at December 31, 1997 and 1996 mature within three months, and the fair values of the contracts as of such dates were immaterial. Accordingly, deferred gains or losses on such contracts at December 31, 1997 and 1996 were not significant. Foreign currency transaction gains (losses) included in income from continuing operations were $3.8 million, $0.9 million and $(5.0) million in 1997, 1996 and 1995, respectively. As of December 31, 1997 and 1996, the Company had no purchased foreign exchange option contracts outstanding.

    INTEREST RATE DERIVATIVE INSTRUMENTS. On a selective basis, the Company from time to time enters into interest rate cap or swap agreements to reduce the potential negative impact of increases in interest rates on its outstanding variable-rate debt under the Credit Agreement. The Company recognizes in its results of operations over the life of the contract, as interest expense, the amortization of contract premiums incurred from purchasing interest rate caps. Net payments or receipts resulting from these agreements are recorded as adjustments to interest expense. The effect of interest rate instruments on the Company's results of operations in each of the three years in the period ended December 31, 1997 was not significant.

    In September 1997, the Company entered into two interest rate swap transactions pursuant to which it will pay a fixed interest rate averaging 5.96% on a notional amount of $100 million. The Company will receive interest on the $100 million notional amount based on a three month LIBOR rate set quarterly beginning on January 22, 1998. The agreements began on January 22, 1998 and mature one year later. The effect of these agreements to the Company is to reduce the amount of debt subject to floating interest rates. The fair value of these agreements were immaterial at December 31, 1997.

    OTHER DERIVATIVE INSTRUMENTS. As of December 31, 1996, the Company also had four option contracts outstanding, providing for the purchase and sale of certain investments. The net premiums paid totaled $50 million, of which $25 million was paid on the transaction settlement date in January, 1997. At December 31, 1996, the $50 million net premiums have been reported as short-term investments, and the $25 million which settled subsequent to December 31, 1996 is included in accounts payable. The option contracts expired in February 1997 and are accounted for at fair value with unrealized gains and losses recognized in earnings. As of December 31, 1996, the net unrealized gains and losses on these open contracts, for which the right of offset exists, were not material.

    OTHER FINANCIAL INSTRUMENTS. The carrying value of cash and cash equivalents approximates fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount of the Company's senior bank indebtedness approximates fair value because the underlying instruments have variable interest rates that adjust to market on a short-term basis.

                          GENERAL SEMICONDUCTOR, INC.

   (ALL AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA, UNLESS OTHERWISE NOTED)

16. GEOGRAPHIC INFORMATION

    The Company is engaged in one industry, specifically, the design, manufacture and sale of discrete semiconductors. Operations in this business segment are summarized below by geographic area. Operating income (loss) represents net sales less operating costs and expenses, which excludes interest and income taxes.

                                                   UNITED
                                                   STATES       EUROPE     FAR EAST   ELIMINATIONS  CONSOLIDATED
                                                ------------  ----------  ----------  ------------  ------------
YEAR ENDED DECEMBER 31, 1997:
Net sales (a).................................   $  245,772   $  102,881  $   31,385   $             $  380,038
Intercompany transfers (b)....................      102,966       84,301     142,046     (329,313)       --
                                                ------------  ----------  ----------  ------------  ------------
    Net sales.................................      348,738      187,182     173,431     (329,313)   $  380,038
                                                                                                    ------------
                                                                                                    ------------
Operating income(loss)........................     42,489(d)       1,792      (9,365)      --        $   34,916
                                                                                                    ------------
                                                                                                    ------------
Identifiable assets (c).......................       88,738       90,650     193,805       --        $  373,193
Corporate assets (c)..........................                                                          177,112
                                                                                                    ------------
    Total assets..............................                                                       $  550,305
                                                                                                    ------------
                                                                                                    ------------
YEAR ENDED DECEMBER 31, 1996:
Net sales (a).................................   $  232,902   $   98,921  $   30,068   $   --        $  361,891
Intercompany transfers (b)....................       90,855       41,369     133,981     (266,205)       --
                                                ------------  ----------  ----------  ------------  ------------
    Net sales.................................      323,757      140,290     164,049     (266,205)   $  361,891
                                                                                                    ------------
                                                                                                    ------------
Operating income(loss)........................       78,677        3,450      (4,509)      --        $   77,618
                                                                                                    ------------
                                                                                                    ------------
Identifiable assets (c).......................      125,438       75,939     177,197       --        $  378,574
Corporate assets (c)..........................                                                          233,854
                                                                                                    ------------
    Total assets--continuing operations.......                                                       $  612,428
                                                                                                    ------------
                                                                                                    ------------
YEAR ENDED DECEMBER 31, 1995:
Net sales (a).................................   $  267,306   $  108,458  $   38,505   $   --        $  414,269
Intercompany transfers (b)....................       83,646       47,801     156,704     (288,151)       --
                                                ------------  ----------  ----------  ------------  ------------
    Net sales.................................      350,952      156,259     195,209     (288,151)   $  414,269
                                                                                                    ------------
                                                                                                    ------------
Operating income..............................       61,764       34,446       1,566       --        $   97,776
                                                                                                    ------------
                                                                                                    ------------
Identifiable assets (c).......................      136,823       62,816     170,998       --        $  370,637
Corporate assets (c)..........................                                                          191,996
                                                                                                    ------------
    Total assets--continuing operations.......                                                       $  562,633
                                                                                                    ------------
                                                                                                    ------------

------------------------

(a) Net sales by geographic segment reflect the originating source of the unaffiliated sale. Included in the U.S. net sales amount are export sales principally to the Far East of $127.7 million, $117.5 million and $137.1 million in 1997, 1996 and 1995, respectively.

(b) Intercompany transfers represent the originating geographic source of the transfer and principally reflect product assembly which is accounted for at cost plus a nominal profit.

                          GENERAL SEMICONDUCTOR, INC.

   (ALL AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA, UNLESS OTHERWISE NOTED)

16. GEOGRAPHIC INFORMATION (CONTINUED)
(c) Identifiable assets are those tangible and intangible assets used in operations in each geographic area. Corporate assets consist principally of patents and the excess of cost over fair value of net assets acquired and, in 1996, temporary investments.

(d) Operating income includes charges of $33.8 million, ($25.3 million net of tax), primarily related to the separation of GI's Taiwan operations.

17. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

    Summarized quarterly data for 1997 and 1996 are as follows:

                                                                              QUARTER ENDED 1997
                                                             -----------------------------------------------------
                                                             MARCH 31(A)   JUNE 30(B)   SEPTEMBER 30  DECEMBER 31
                                                             ------------  -----------  ------------  ------------
Net sales..................................................   $   85,369    $  95,511    $   95,568    $  103,590
Gross profit...............................................       19,426        6,915        30,662        33,722
Income(loss) from continuing operations....................          707       (9,416)        8,506         9,075
Net income(loss)...........................................       17,683       (8,182)      (12,643)        9,075
Earnings(loss) per share(c)
  Basic:
    Continuing operations..................................   $     0.02    $   (0.27)   $     0.23    $     0.25
    Net income(loss).......................................         0.52        (0.24)        (0.35)         0.25
  Diluted:
    Continuing operations..................................   $     0.02    $   (0.27)   $     0.23    $     0.25
    Net income(loss).......................................         0.51        (0.24)        (0.33)         0.25

                                                                               QUARTER ENDED 1996
                                                               ---------------------------------------------------
                                                                MARCH 31     JUNE 30    SEPTEMBER 30  DECEMBER 31
                                                               -----------  ----------  ------------  ------------
Net sales....................................................   $  97,902   $  100,002   $   84,650    $   79,337
Gross profit.................................................      39,482       37,797       30,613        23,312
Income from continuing operations............................      12,217       14,601       10,691         2,255
Net income(loss).............................................      31,166      (58,089)      42,122       (17,063)
Earnings(loss) per share(c)
  Basic:
    Continuing operations....................................   $    0.39   $     0.46   $     0.31    $     0.07
    Net income(loss).........................................        0.99        (1.83)        1.23         (0.50)
  Diluted:
    Continuing operations....................................   $    0.36   $     0.42   $     0.30    $    $0.07
    Net income(loss).........................................        0.96        (1.46)        1.19         (0.50)

------------------------

(a) Includes charges of $7.4 million ($5.5 million net of tax) primarily related to the separation of GI's Taiwan operations. These costs include $7.3 million charged to cost of sales and $0.1 million charged to selling, general and administrative expense.

                          GENERAL SEMICONDUCTOR, INC.

   (ALL AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA, UNLESS OTHERWISE NOTED)

17. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (CONTINUED)
(b) Includes charges of $26.4 million ($19.8 million net of tax) primarily related to the separation of GI's Taiwan operations. These costs include $25.4 million charged to cost of sales and $1.0 million charged to selling, general and administrative expense.

(c) Earnings (loss) per share data has been adjusted to reflect the one for four reverse stock split and restated in conformance with SFAS No. 128.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    (a) Identification of Directors:

    The sections captioned "Election of Directors" and "The Board of Directors and Committees of the Board" contained in the Company's 1998 Proxy Statement are hereby incorporated by reference.

    (b) Identification of Executive Officers:

    See Part I of this Form 10-K

    (c) Compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended:

    The section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Company's 1998 Proxy Statement is hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

    Information required by this item is contained in the sections captioned "Compensation of Executive Officers", and "Severance Protection and Other Arrangements", in the Company's 1998 Proxy Statement and is incorporated by reference herein. The sections captioned "Report of the Compensation Committee" and "Performance Graphs" in the Company's 1998 Proxy Statement are not incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information required by this item is contained in the section captioned "Security Ownership of Certain Beneficial Owners and Management of the Company" and "Compensation of Executive Officers--Stock Options" in the Company's 1998 Proxy Statement and is incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information required by this item is contained in the section captioned "Certain Related Party Transactions" in the Company's 1998 Proxy Statement and is incorporated by reference herein.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) Documents filed as part of this report

        1.  Financial Statements

           Independent Auditors' Report

           Consolidated Financial Statements:

               Consolidated Balance Sheets--as of December 31, 1997 and 1996

               Consolidated Statements of Operations--Years ended December 31, 1997, 1996 and
                 1995

               Consolidated Statements of Stockholders' Equity--Years ended December 31, 1997,
                 1996 and 1995

               Consolidated Statements of Cash Flows--Years ended December 31, 1997, 1996 and
                 1995

               Notes to Consolidated Financial Statements

               See item 8 of this Form 10-K for the Consolidated Financial Statements

        2. Financial Statement Schedules. Schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

        3. Exhibits. The exhibits required by Item 601 of Regulation S-K filed as part of, or incorporated by reference in, this report are listed in (c) below.

    (b) Reports on Form 8-K

        None

    (c) Item 601 Exhibits

  EXHIBITS

   2.1*       Agreement of Merger, dated as of July 25, 1997, between General Instrument Corporation and General
              Instrument Corporation of Delaware.

   3.1*       Amended and Restated Certificate of Incorporation of General Semiconductor, Inc.

   3.2*       Amended and Restated By-Laws of General Semiconductor, Inc.

   4.1**      Rights Agreement, dated January 6, 1997, between General Semiconductor, Inc. and ChaseMellon
              Shareholder Services, LLC

  10.1*       Employee Benefits Allocation Agreement, dated as of July 25, 1997, among NextLevel Systems, Inc.,
              CommScope, Inc. and General Semiconductor, Inc.

  10.2*       Debt and Cash Allocation Agreement, dated as of July 25, 1997, among NextLevel Systems, Inc.,
              CommScope, Inc. and General Semiconductor, Inc.

  10.3*       Insurance Agreement, dated as of July 25, 1997, among NextLevel Systems, Inc., CommScope, Inc. and
              General Semiconductor, Inc.

  10.4*       Tax Sharing Agreement, dated as of July 25, 1997, among NextLevel Systems, Inc., CommScope, Inc. and
              General Semiconductor, Inc.

  10.5*       Trademark License Agreement, dated as of July 25, 1997, among NextLevel Systems, Inc., CommScope,
              Inc. and General Semiconductor, Inc.

  10.6*       Transition Services Agreement, dated as of July 25, 1997, among NextLevel Systems, Inc., CommScope,
              Inc. and General Semiconductor, Inc.

  10.7*       Credit Agreement, dated as of July 23, 1997, among NextLevel Systems, Inc., and General
              Semiconductor, Inc., Certain Banks, The Chase Manhattan Bank as Administrative Agent and The Chase
              Manhattan Bank, Bank of America National Trust and Savings Association, Bank of Montreal, The Bank
              of Nova Scotia, CIBC, Inc. Credit Lyonnais New York Branch, Fleet National Bank and Wachovia Bank,
              N.A. as Co-Agents.

  10.8*+      Amended and Restated General Semiconductor, Inc. 1993 Long-Term Incentive Plan.

  10.9*+      Form of Indemnification Agreement between General Semiconductor, Inc. and certain executive officers.

  10.10***+   Form of Stay Incentive and Severance Protection Agreement between General Semiconductor, Inc. and certain of its executive officers.

  10.11***+   Form of Severance Protection Agreement between General Semiconductor, Inc. and certain of its executive officers.

  21.         Subsidiaries of the Registrant.

  23.         Independent Auditors' Consent

  27.         Financial Data Schedule (Filing only for the Electronic Data Gathering, Analysis and Retrieval
              system of the U.S. Securities and Exchange Commission.)

  99.         Forward-Looking Information.

------------------------

* Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997 (File No. 1-5442).

** Incorporated herein by reference from the Registration Statement on Form 8-A filed January 10, 1997 (File No. 1-5442).

*** Incorporated herein by reference from the Company's Quarterly Report on Form
    10-Q for the period ended September 30, 1997 (File No. 1-5442).

+   Management compensation.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                GENERAL SEMICONDUCTOR, INC.

Dated: March 31, 1998           By:            /s/ RONALD A. OSTERTAG
                                     -----------------------------------------
                                                 Ronald A. Ostertag
                                          CHAIRMAN OF THE BOARD, PRESIDENT
                                            AND CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------
                                Chairman of the Board,
    /s/ RONALD A. OSTERTAG        President and Chief
------------------------------    Executive Officer and        March 31, 1998
      Ronald A. Ostertag          Director (Principal
                                  Executive Officer)

                                Senior Vice President and
     /s/ ANDREW M. CAGGIA         Chief Financial Officer
------------------------------    (Principal Financial         March 31, 1998
       Andrew M. Caggia           Officer)

     /s/ ROBERT J. GANGE        Vice President and
------------------------------    Controller (Principal        March 31, 1998
       Robert J. Gange            Accounting Officer)

    /s/ STEVEN B. KLINSKY       Director
------------------------------                                 March 31, 1998
      Steven B. Klinsky

    /s/ RONALD ROSENZWEIG       Director
------------------------------                                 March 31, 1998
      Ronald Rosenzweig

    /s/ PETER A. SCHWARTZ       Director
------------------------------                                 March 31, 1998
      Peter A. Schwartz

    /s/ SAMUEL L. SIMMONS       Director
------------------------------                                 March 31, 1998
      Samuel L. Simmons

   /s/ DR. GERARD T. WRIXON     Director
------------------------------                                 March 31, 1998
     Dr. Gerard T. Wrixon