Form 10-Q
period 1998-03-31
GENERAL SEMICONDUCTOR INC
filed 1998-05-05
CIK 40656

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998
                                                 --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the transition period from _______ to________


                          Commission file number 1-5442

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

              ___________________________________________________
              Former name, former address and former fiscal year,
                         if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes x     No
   ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                  Outstanding at April 22, 1998
           -----                                  -----------------------------
Common Stock, par value $0.01                               36,804,632

                  GENERAL SEMICONDUCTOR, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q






                                                                      PAGES
                                                                      -----

PART  I.         FINANCIAL INFORMATION
                 ---------------------

Financial Statements


        Condensed Consolidated Balance Sheets at
        March 31, 1998 (unaudited) and December 31, 1997                2

        Consolidated Statements of Operations for the Three
        Months ended March 31, 1998 and 1997 (unaudited)                3

        Consolidated Statements of Cash Flows for the
        Three Months ended March 31, 1998 and 1997 (unaudited)          4

        Notes to Consolidated Financial Statements (unaudited)         5-9

        Management's Discussion and Analysis of
        Financial Condition and Results of Operations                 10-12


PART II.          OTHER INFORMATION
                  -----------------


        Legal Proceedings                                              13

        Exhibit                                                        13


SIGNATURE                                                              14

                                     PART I
                              FINANCIAL INFORMATION

                           GENERAL SEMICONDUCTOR, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In Thousands, Except Stock Par Value)

                                     ASSETS

                                                                              (Unaudited)
                                                                                March 31,   December 31,
                                                                                  1998         1997 (1)
                                                                              -----------  ------------
Current Assets:
Cash .......................................................................   $   1,527    $   5,192
Accounts receivable, less allowance for doubtful accounts of $882
     and $825, respectively ................................................      62,997       54,077
Inventories ................................................................      34,128       34,309
Prepaid expenses and other current assets ..................................      11,849        9,890
Deferred income taxes ......................................................      13,970       14,263
                                                                               ---------    ---------

     Total current assets ..................................................     124,471      117,731

Property, plant and equipment - net ........................................     217,906      218,752
Excess of cost over fair value of net assets acquired, less accumulated
    amortization of $40,070 and $38,784, respectively ......................     166,608      167,895
Deferred income taxes, net of valuation allowance ..........................      25,817       26,509
Intangibles and other assets, less accumulated amortization of $9,696 and
    $9,228, respectively ...................................................      19,087       19,418
                                                                               ---------    ---------

TOTAL ASSETS ...............................................................   $ 553,889    $ 550,305
                                                                               =========    =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable ...........................................................   $  34,262    $  38,332
Accrued expenses ...........................................................      52,415       58,352
Current portion of long-term debt ..........................................        --          4,310
                                                                               ---------    ---------

     Total current liabilities .............................................      86,677      100,994

Long-term debt .............................................................     274,000      263,764
Deferred income taxes ......................................................      21,800       21,710
Other non-current liabilities ..............................................      75,312       77,476
                                                                               ---------    ---------

     Total liabilities .....................................................     457,789      463,944
                                                                               ---------    ---------

Commitments and contingencies

Stockholders' Equity:
Preferred Stock, $0.01 par value; 20,000 shares authorized; no shares issued        --           --
Common Stock, $0.01 par value; 400,000 shares authorized; 36,909
     and 36,887 shares issued, respectively ................................         369          369
Retained earnings ..........................................................     102,774       93,308
Other stockholders' equity .................................................      (7,043)      (7,316)
                                                                               ---------    ---------
                                                                                  96,100       86,361
                                                                               ---------    ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .................................   $ 553,889    $ 550,305
                                                                               =========    =========

(1) The consolidated balance sheet as of December 31, 1997 has been derived from the audited financial statements at that date and condensed.

                 See notes to consolidated financial statements.

                      GENERAL SEMICONDUCTOR, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
            (Unaudited - In Thousands, Except Per Share Data)



                                                           Three Months Ended
                                                                March 31,
                                                         ----------------------
                                                           1998         1997
                                                         ---------    ---------
NET SALES ............................................   $ 106,397    $  85,369
                                                         ---------    ---------

OPERATING COSTS AND EXPENSES:
    Cost of sales ....................................      71,108       65,943
    Selling, general and administrative ..............      12,964       11,167
    Research and development .........................       1,500        1,432
    Amortization of excess of cost over fair value
       of net assets acquired ........................       1,286        1,285
                                                         ---------    ---------
         Total operating costs and expenses ..........      86,858       79,827
                                                         ---------    ---------

OPERATING INCOME .....................................      19,539        5,542
Other income (expense)-net ...........................         (69)          51
Interest expense-net .................................      (4,907)      (3,063)
                                                         ---------    ---------

INCOME FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES ..................................      14,563        2,530

Provision for income taxes ...........................      (5,097)      (1,823)
                                                         ---------    ---------

INCOME FROM CONTINUING OPERATIONS ....................       9,466          707

DISCONTINUED OPERATIONS
Income from discontinued operations, net of income tax
expense of $11,891  ..................................        --         16,976
                                                         ---------    ---------

NET INCOME ...........................................   $   9,466    $  17,683
                                                         =========    =========

Weighted Average Shares Outstanding:
  Basic ..............................................      36,791       34,231
  Diluted ............................................      36,904       34,348

Basic earnings per share:
 Continuing operations ...............................   $    0.26    $    0.02
 Discontinued operations .............................                     0.50
                                                         ---------    ---------
 Net income ..........................................   $    0.26    $    0.52
                                                         =========    =========


Diluted earnings per share:
 Continuing operations ...............................   $    0.26    $    0.02
 Discontinued operations .............................                     0.49
                                                         ---------    ---------

 Net income ..........................................   $    0.26    $    0.51
                                                         =========    =========



                 See notes to consolidated financial statements.

                           GENERAL SEMICONDUCTOR, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited - In Thousands)


                                                                                                           Three Months Ended
                                                                                                                March 31,
                                                                                                         ---------------------
                                                                                                         1998         1997
                                                                                                         --------    ---------
OPERATING ACTIVITIES:
 Income from continuing operations .....................................................             $  9,466              $    707
 Adjustments to reconcile to net cash
   provided by continuing operating activities:
    Depreciation and amortization ......................................................                6,074                 5,974
    Changes in assets and liabilities:
         Accounts receivable ...........................................................               (8,920)               (2,740)
         Inventories ...................................................................                  181                 2,790
         Prepaid expenses and other current assets .....................................               (1,959)               (1,293)
         Other non-current assets ......................................................                 (137)                   77
         Deferred income taxes .........................................................                1,075                (1,178)
         Accounts payable and accrued expenses .........................................               (3,234)               (9,042)
         Other non-current liabilities .................................................               (2,164)               (1,081)
    Other ..............................................................................                  120                  (124)
                                                                                                     --------              --------
Net cash provided by (used in) continuing operating activities .........................                  502                (5,910)
                                                                                                     --------              --------

Cash (used in) provided by discontinued operations .....................................               (6,553)                8,784
                                                                                                     --------              --------

INVESTING ACTIVITIES:
    Expenditures for property, plant and equipment .....................................               (3,797)               (2,460)
    Proceeds from sale of short-term investments .......................................                 --                  24,972
                                                                                                     --------              --------
Net cash (used in) provided by investing activities ....................................               (3,797)               22,512
                                                                                                     --------              --------

FINANCING ACTIVITIES:
    Net proceeds from revolving credit facilities ......................................               52,000                36,000
    Principal repayment of debt ........................................................              (46,074)                 --
    Exercise of stock options ..........................................................                  257                   369
                                                                                                     --------              --------
Net cash provided by financing activities ..............................................                6,183                36,369
                                                                                                     --------              --------
(Decrease) increase in cash and cash equivalents .......................................               (3,665)               61,755
                                                                                                     --------              --------
Cash and cash equivalents, beginning of period .........................................                5,192                20,252
                                                                                                     --------              --------
Cash and cash equivalents, end of period ...............................................             $  1,527              $ 82,007
                                                                                                     ========              ========

                 See notes to consolidated financial statements.

                           GENERAL SEMICONDUCTOR, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                (All amounts in thousands, except per share data)

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

The revenues, costs and expenses, assets and liabilities and cash flows of the businesses transferred to the NextLevel Systems, Inc. ("NextLevel") and CommScope, Inc.("CommScope") segments (the "Discontinued Operations"), (See Note 2 below), have been excluded from the respective captions in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows and have been reported as "Income from discontinued operations", net of applicable income taxes and as "Cash flow from discontinued operations" for the three months ended March 31, 1997. In this report, all share and per share amounts have been retroactively restated to reflect the reverse stock split as discussed in Note 2 below. For the purpose of governing certain of the ongoing relationships among General Semiconductor, NextLevel and CommScope after the Distribution, these entities entered into various agreements that provide for an orderly transition, the separation and distribution of the operating assets and liabilities and pension plan assets and liabilities of General Instrument Corporation ("GI"), as well as tax sharing, and other matters.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all necessary adjustments (consisting of normal recurring adjustments) and present fairly the Company's financial position as of March 31, 1998, the results of its operations for the three months ended March 31, 1998 and 1997, and its cash flows for the three months ended March 31, 1998 and 1997 in conformity with generally accepted accounting principles for interim financial information applied on a consistent basis. There were no adjustments of a non-recurring nature recorded during the three months ended March 31, 1998 and 1997 except for the charges discussed in Note 2 below. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the General Semiconductor Annual Report on Form 10-K for the year ended December 31, 1997.

Certain reclassifications have been made to the prior year consolidated financial statements to conform with the current year presentation.

2.  DISCONTINUED OPERATIONS

GI (i) transferred all the assets and liabilities relating to the manufacture and sale of broadband communications products used in the cable television, satellite, and telecommunications industries and all rights to the related GI trademarks to its wholly-owned subsidiary NextLevel and all the assets and liabilities relating to the manufacture and sale of coaxial, fiber optic and other electric cable used in the cable television, satellite and other industries to its wholly-owned subsidiary CommScope and (ii) distributed all of the outstanding shares of capital stock of each of NextLevel and CommScope to its stockholders on a pro rata basis as a dividend (the "Distribution") in a transaction that was finalized on July 28, 1997 (the "Distribution Date"). On the Distribution Date, NextLevel Systems and CommScope began operating as independent entities with publicly traded common stock. GI retained no ownership interest in either NextLevel or CommScope. Concurrent with the Distribution, GI changed its name to General Semiconductor, Inc. and effected a one for four reverse stock split. On February 2, 1998, NextLevel changed its name to General Instrument Corporation ("General Instrument").

Net sales for the Discontinued Operations included in the Consolidated Statement of Operations were $655.9 million for the three months ended March 31, 1997. Discontinued operations also includes a charge of $2.0 million, net of applicable income taxes, for the three months ended March 31, 1997, for professional fees and certain other administrative costs incurred directly related to the Distribution.

In connection with the Distribution, the Company also recorded in income from continuing operations pre-tax charges of $7.3 million to cost of sales for severance related to the separation of the Taiwan operations of GI and $0.1 million to selling, general and administrative expenses, during the three months ended March 31, 1997.

3.  INVENTORIES

    Inventories consist of:

                               March 31, 1998                 December 31, 1997
                               --------------                 -----------------

    Raw materials                 $ 5,458                         $  7,181
    Work in process                11,807                           12,052
    Finished goods                 16,863                           15,076
                                  -------                          -------
                                  $34,128                          $34,309
                                  =======                          =======


4.  LONG-TERM DEBT

    Long-term debt consists of:

                               March 31, 1998                 December 31, 1997
                               --------------                 -----------------

    Senior indebtedness:

    Revolving credit facility     $274,000                         $222,000
    Taiwan loan                          -                           46,074
                                  --------                         --------
                                                                    268,074
Less: current maturities                 -                            4,310
                                  --------                         --------
                                  $274,000                         $263,764
                                  ========                         ========


At December 31, 1997, the Company had a $60 million loan agreement with a consortium of banks in Taiwan. On February 26, 1998, the Company consolidated its debt and refinanced the entire Taiwan loan balance of $46.1 million with proceeds from borrowings under its $350.0 million credit facility which matures on December 31, 2002.

In September 1997 the Company entered into two interest rate swap transactions pursuant to which it will pay a fixed interest rate averaging 5.96% on a notional amount of $100 million. The Company began receiving interest on the $100 million notional amount based on a three month LIBOR rate set quarterly beginning on January 22, 1998. The agreements began on January 22, 1998 and mature one year later.

During February 1998, the Company purchased two interestrate caps each with a notional amount of $50 million. The caps are effective on April 27, 1998 and June 29, 1998 with terms of nine months and six months, respectively. Under the terms of the caps, the Company will receive from the counterparties the incremental amount, if any, associated with the three month LIBOR rate in excess of 6% on the notional amounts. The cost of the caps were immaterial.

The effect of the swap agreements and the caps to the Company is to reduce its amount of debt subject to floating interest rates. Net interest expense included in the Consolidated Statements of Operations for the three months ended March 31, 1997 represents an allocation based upon General Semiconductor's net assets as a percentage of total assets of GI.

5.  INCOME TAXES

General Semiconductor, General Instrument and CommScope entered into a tax sharing agreement (the "Tax Sharing Agreement") that defines the parties' rights and obligations with respect to federal, state and other income or franchise taxes relating to the businesses of GI for tax periods prior to, including and following the Distribution and with respect to certain other tax matters. General Instrument is responsible for consolidated federal income taxes, consolidated or combined state income taxes and separate state income taxes of GI and its subsidiaries and preparation and filings of the applicable returns through July 25, 1997. Such liability will be determined assuming a closing of the books on July 25, 1997. Liability for foreign income taxes and other taxes will generally be allocated to the legal entity on which such taxes are imposed except that liability for taxes relating to the transferred businesses (as defined in the Tax Sharing Agreement) will generally be allocated to General Instrument.

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

The provision for income taxes for the three months ended March 31, 1998 and 1997 was computed utilizing the Company's expected annual effective income tax rate and the tax effects of restructuring charges recorded during 1997 at the applicable rates.

The tax effects of temporary differences that give rise to the deferred tax assets at March 31, 1998 and December 31, 1997 consist principally of accrued employee benefits and environmental liabilities. Deferred tax liabilities for the periods presented primarily relate to foreign tax withholding liabilities.

6. LITIGATION

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

An action entitled BKP Partners, L.P.v. General Instrument Corp. was brought in February 1996 by shareholders of NextLevel Communications, which was merged into GI in September 1995. The action was originally filed in the Northern District of California and was subsequently transferred to the Northern District of Illinois. The complaint alleges that the GI Common Stock, which was received by the plaintiffs as a result of the merger, was overpriced because of the matters complained of in the class action and GI's failure to disclose information concerning a significant reduction in its gross margins. On September 23, 1997 the district court dismissed the complaint, without prejudice, and the plaintiffs were given until November 7, 1997 to amend their complaints. On November 7, 1997, plaintiffs served the defendants with amended complaints, which contain allegations substantially similar to those in the original complaint. Defendants have filed a motion to dismiss parts of the amended complaint and have answered the balance of the amended compliant, denying liability.

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

7. EARNINGS PER SHARE

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share" during 1997. In accordance with this pronouncement, the Company retroactively adopted this standard and restated all historical earnings per share data contained in this report. SFAS 128 requires presentations of "basic" and "diluted" earnings per share.

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the applicable periods. Diluted earnings per share computations is based on net income adjusted for interest and amortization of debt issuance costs related to convertible debt, if dilutive, and the weighted average number of common shares outstanding adjusted for the dilutive effect of stock options and convertible securities. The diluted earnings per share calculation assumes the exercise of stock options using the treasury stock method.

Set forth below are reconciliations of the numerators and denominators of the basic and diluted per share computations for the three months ended March 31, 1998 and 1997.

                    For the Three Months Ended March 31, 1998

                                           Income          Shares     Per Share
                                         (Numerator)   (Denominator)    Amount
                                         -----------   -------------    ------
Basic EPS
Income available to common stockholders     $9,466         36,791       $0.26
                                                                         ====

Effect of Dilutive Securities
  Options                                     -               113
                                            ------         ------

Diluted EPS
Income available to common stockholders
  plus assumed conversions                  $9,466         36,904       $0.26
                                            ======         ======        ====



                    For the Three Months Ended March 31, 1997

                                           Income         Shares      Per Share
                                         (Numerator)   (Denominator)    Amount
                                         -----------   -------------    ------
Basic EPS
Income from continuing operations
  available to common stockholders        $   707          34,231       $0.02
                                                                         ====
Effect of Dilutive Securities
  Options                                     -               117
                                           ------          ------
Diluted EPS
Income from continuing operations
  available to common stockholders
  plus assumed conversions                $   707          34,348       $0.02
                                           ======          ======        ====


8.  RECENT ACCOUNTING PRONOUNCEMENTS

The Company adopted SFAS No. 130 "Reporting Comprehensive Income" in 1998. For the three months ended March 31, 1998 and 1997 there are no items of other comprehensive income as defined in the pronouncement.

                           GENERAL SEMICONDUCTOR, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following Management's Discussion and Analysis pertains to the continuing operations of General Semiconductor, Inc., unless otherwise noted, and describes material changes in the Company's financial condition since December 31, 1997.

RESULTS OF OPERATIONS:
---------------------

NET SALES
---------
Net sales for the three months ended March 31, 1998 of $106.4 million increased $21.0 million from $85.4 million for the comparable prior year period. The 24.6% increase reflects increased volume shipments as well as the inclusion of small signal product revenues (business acquired on October 1, 1997), partially offset by lower average selling prices and unfavorable foreign exchange rate fluctuations. Orders increased almost 18% for the three months ended March 31, 1998 over the comparable prior year period.

COST OF SALES
-------------
Cost of sales of $71.1 million for the three months ended March 31, 1998 compares to $65.9 million for the corresponding prior year period. Excluding pre-tax charges of $7.3 million for severance related to the separation of the Taiwan operations of GI, cost of sales increased $12.4 million or 21.2% principally due to increased volume. Cost of sales for the three months ended March 31, 1998 represents 66.8% of net sales compared with 68.7% in the prior period excluding the charges noted above. This improvement relates to better factory utilization, continued cost controls and the effect of favorable foreign exchange rate fluctuation primarily related to the New Taiwan Dollar.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------
Selling, general and administrative expenses of $13.0 million for the three months ended March 31, 1998 increased from $11.2 million for the comparable prior year period. While in absolute dollars selling, general and administrative expenses increased 16.1% from the prior year period, as a percentage of net sales such expenses were reduced to 12.2% from 13.1%. The $1.8 million increase relates primarily to higher selling costs and compensation expense associated with increased revenues.

RESEARCH AND DEVELOPMENT EXPENSES
---------------------------------
Research and development expenses of $1.5 million for the three months ended March 31, 1998 increased from $1.4 million for the comparable prior year period. As a percentage of net sales, research and development expenses decreased to 1.4% for the three months ended March 31, 1998 compared with 1.6% for the three months ended March 31, 1997 due to the proportionately higher increase in net sales. The increased level of spending reflects the modification of existing products as well as the continued development of new products.

NET INTEREST EXPENSE
--------------------
Net interest expense increased to $4.9 million for the three months ended March 31, 1998 from $3.1 million for the corresponding prior year period. Net interest expense for the three months ended March 31, 1997 represents an allocation based upon General Semiconductor's net assets as a percentage of total assets of GI. Pro forma net interest expense, assuming a net debt level of $275.0 million through the Distribution Date and amortization of debt issuance costs associated with the new borrowings, would have been $4.9 million for the three months ended March 31, 1997.

INCOME TAXES
------------
The Company's effective tax rate for the three months ended March 31, 1998 decreased to 35% from 72% for the three months ended March 31, 1997. Excluding the charges incurred in connection with the separation of GI's Taiwan operations, the effective tax rate for the three months ended March 31, 1997 would have been 37%. The provision for income taxes for the three months ended March 31, 1998 was computed utilizing the Company's expected annual effective income tax rate of 35%. The decrease in the effective rate from 37%, (excluding the charges noted above) for the comparable prior year period relates primarily to increased income of foreign subsidiaries taxed at rates lower than the U.S. rate.

DISCONTINUED  OPERATIONS
------------------------
The net operating results of the businesses transferred to General Instrument and CommScope have been reported, net of applicable income taxes, as "Income
(Loss) from discontinued operations". Discontinued operations also includes a charge of $2.0 million, net of applicable income taxes, for the three months ended March 31, 1997 for professional fees and certain other administrative costs incurred directly related to the Distribution.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
Working capital at March 31, 1998 was $37.8 million compared to $16.7 million at December 31, 1997. The working capital increase of $21.1 million resulted primarily from an increase in accounts receivable associated with increased revenues, reductions in amounts payable related to the Distribution resulting from payments totaling $6.5 million, and the reclassification of current maturities of long-term debt relating to the repayment of the Taiwan loan discussed below. As a result, the current ratio increased to 1.4 to 1 at March 31, 1998 compared with 1.2 to 1 at December 31, 1997.

During the three months ended March 31, 1998, the Company invested $3.8 million in property, plant and equipment compared with $2.5 million for the corresponding prior year period. Capital expenditures reflect the expansion of capacity to meet anticipated future production demands. The Company does not have any material commitments for capital expenditures.

Debt was $274.0 million at March 31, 1998 compared to $268.1 million at December 31, 1997 including current maturities. On February 26, 1998, the Company consolidated its debt and refinanced the entire Taiwan loan balance of $46.1 million with proceeds from borrowings under its $350.0 million credit facility which matures on December 31, 2002.

The Company used cash during the three months ended March 31, 1998 primarily in support of its operations and for payments in connection with the Distribution. As of March 31, 1997, the Company had $82.0 million of cash and cash equivalents primarily derived from the proceeds from the sale of short-term investments and borrowings under its credit facilities. Maintenance of the higher cash balance was a temporary requirement of the Taiwan government to be used in connection with the separation of GI's Taiwan operations related to the Distribution.

The Company expects to make the remaining payments related to the Distribution of approximately $19.0 million during the three months ended June 30, 1998.

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

FORWARD LOOKING STATEMENTS
--------------------------
The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. The Company's Form 10-K for the year ended December 31, 1997, the Company's 1997 Annual Report to Stockholders, this and any other Form 10-Q or Form 8-K of the Company, or any oral or written statements made by or on behalf of the Company, may include forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are identified by their use of such terms and phrases as "intends," "intend," "intended," "goal," "estimate," "estimates," "expects," "expect," "expected," "project," "projects," "projected," "projections," "plans," "anticipates," "anticipated," "should," "designed to," "foreseeable future," "believe," "believes" and "scheduled" and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Reference is made to the cautionary statements contained in Exhibit 99 to the Company's Form 10-K for the year ended December 31, 1997 for a discussion of the factors that may cause actual results to differ from the results discussed in these forward looking statements.

                           PART II - OTHER INFORMATION

Item 1.     Legal Proceedings
            -----------------

     There have been no material developments in the legal proceedings reported in Item 3 in the Company's Form 10-K for the year ended December 31, 1997.


Item 6.   Exhibit
          --------
          (a)  Exhibit
               -------
               27     Financial Data Schedule


          (b)  Report on Form 8-K

               No reports on Form 8-K were filed by the Registrant during the three months ended March 31, 1998.

                                    SIGNATURE
                                    ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                              GENERAL SEMICONDUCTOR, INC.


May 4, 1998                   /s/Andrew  M. Caggia
-----------                   --------------------
Date                          Andrew M. Caggia
                              Sr. Vice President and Chief Financial Officer
                              Signing both in his capacity as Sr. Vice President
                              on behalf of the Registrant and as Chief
                              Financial Officer of the Registrant