Form 10-Q
period 1998-06-30
GENERAL SEMICONDUCTOR INC
filed 1998-08-07
CIK 40656

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period _______ from to ______

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

Yes  x     No
    ---      ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                            Outstanding at July 31, 1998
            -----                            -----------------------------
Common Stock, par value $0.01                          36,819,898

                  GENERAL SEMICONDUCTOR, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q




                                                                     PAGES
                                                                     -----
PART  I.          FINANCIAL INFORMATION
                  ---------------------

Financial Statements


        Condensed Consolidated Balance Sheets at
        June 30, 1998 (unaudited) and December 31, 1997                2

        Consolidated Statements of Operations for the Three and
        Six Months ended June 30, 1998 and 1997 (unaudited)            3

        Consolidated Statements of Cash Flows for the
        Six Months ended June 30, 1998 and 1997 (unaudited)            4

        Notes to Consolidated Financial Statements (unaudited)        5-10

        Management's Discussion and Analysis of
        Financial Condition and Results of Operations                 11-13


PART II.          OTHER INFORMATION
                  -----------------

        Legal Proceedings                                              14

        Submission of Matters to a Vote of Stockholders                14

        Exhibits                                                       14


SIGNATURE                                                              15

                                     PART I
                              FINANCIAL INFORMATION

                           GENERAL SEMICONDUCTOR, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In Thousands, Except Stock Par Value)


                                     ASSETS

                                                                              (Unaudited)
                                                                                June 30,     December 31,
                                                                                  1998          1997 (1)
                                                                              -----------   -----------
Current Assets:
Cash .......................................................................   $   6,378    $   5,192
Accounts receivable, less reserves of $916
     and $825, respectively ................................................      53,498       54,077
Inventories ................................................................      37,872       34,309
Prepaid expenses and other current assets ..................................      12,303        9,890
Deferred income taxes ......................................................      10,720       14,263
                                                                               ---------    ---------
     Total current assets ..................................................     120,771      117,731

Property, plant and equipment - net ........................................     218,709      218,752
Excess of cost over fair value of net assets acquired, less accumulated
    amortization of $41,357 and $38,784, respectively ......................     165,322      167,895
Deferred income taxes, net of valuation allowance ..........................      29,172       26,509
Intangibles and other assets, less accumulated amortization of $10,163 and
    $9,228, respectively ...................................................      19,153       19,418
                                                                               ---------    ---------
TOTAL ASSETS ...............................................................   $ 553,127    $ 550,305
                                                                               =========    =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable ...........................................................   $  26,946    $  38,332
Accrued expenses ...........................................................      34,884       58,352
Current portion of long-term debt ..........................................        --          4,310
                                                                               ---------    ---------
     Total current liabilities .............................................      61,830      100,994

Long-term debt .............................................................     292,000      263,764
Deferred income taxes ......................................................      20,172       21,710
Other non-current liabilities ..............................................      76,002       77,476
                                                                               ---------    ---------
     Total liabilities .....................................................     450,004      463,944
                                                                               ---------    ---------
Commitments and contingencies

Stockholders' Equity:
Preferred Stock, $0.01 par value; 20,000 shares authorized; no shares issued        --           --
Common Stock, $0.01 par value; 400,000 shares authorized; 36,924
     and 36,887 shares issued, respectively ................................         369          369
Retained earnings ..........................................................     109,619       93,308
Other stockholders' equity .................................................      (6,865)      (7,316)
                                                                               ---------    ---------
                                                                                 103,123       86,361
                                                                               ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .................................   $ 553,127    $ 550,305
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

                           GENERAL SEMICONDUCTOR, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Unaudited - In Thousands, Except Per Share Data)


                                                              Three Months Ended       Six Months Ended
                                                                   June 30,                June 30,
                                                         ----------------------    ----------------------
                                                            1998         1997         1998         1997
                                                         ---------    ---------    ---------    ---------

NET SALES ............................................   $  98,762    $  95,511    $ 205,159    $ 180,880
                                                         ---------    ---------    ---------    ---------
OPERATING COSTS AND EXPENSES:
    Cost of sales ....................................      70,115       88,596      141,223      154,539
    Selling, general and administrative ..............      10,286       11,410       23,250       22,577
    Research and development .........................       1,463        1,818        2,963        3,250
    Amortization of excess of cost over fair value
       of net assets acquired ........................       1,286        1,286        2,572        2,571
                                                         ---------    ---------    ---------    ---------
         Total operating costs and expenses ..........      83,150      103,110      170,008      182,937
                                                         ---------    ---------    ---------    ---------

OPERATING INCOME (LOSS) ..............................      15,612       (7,599)      35,151       (2,057)
Other income (expense)-net ...........................         (12)         (40)         (81)          11
Interest expense-net .................................      (5,067)      (2,277)      (9,974)      (5,340)
                                                         ----------   ----------   ----------    ---------

INCOME (LOSS) FROM CONTINUING
OPERATIONS BEFORE INCOME TAXES .......................      10,533       (9,916)      25,096       (7,386)

Provision for income taxes ...........................      (3,687)         500       (8,785)      (1,323)
                                                         ----------   ----------   ----------    ---------
INCOME (LOSS) FROM CONTINUING OPERATIONS .............       6,846       (9,416)      16,311       (8,709)

DISCONTINUED OPERATIONS
Income from discontinued operations, net of income tax
expense of $11,443 and $23,331 in 1997  ..............        --          1,234         --         18,210
                                                         ----------   ----------   ----------   ---------
NET INCOME (LOSS) ....................................   $   6,846    $  (8,182)   $  16,311    $   9,501
                                                         ==========   ==========   ==========   =========
Weighted Average Shares Outstanding:
 Basic ...............................................      36,813       34,267       36,802       34,248
 Diluted .............................................      36,965       34,267       36,934       34,248

Basic earnings (loss) per share:
 Continuing operations ...............................   $    0.19    $   (0.27)   $    0.44    $   (0.25)
 Discontinued operations .............................                     0.03                      0.53
                                                         -----------  ----------   ----------   ---------
 Net income (loss) ...................................   $    0.19    $   (0.24)   $    0.44    $    0.28
                                                         ===========  ==========   ==========   =========
Diluted earnings (loss) per share:
 Continuing operations ...............................   $    0.19    $   (0.27)   $    0.44    $   (0.25)
 Discontinued operations .............................                     0.03                      0.53
                                                         ----------   ----------   ----------   ---------
 Net income (loss) ...................................   $    0.19    $   (0.24)   $    0.44    $    0.28
                                                         =========    =========    =========    =========

                 See notes to consolidated financial statements.

                           GENERAL SEMICONDUCTOR, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited - In Thousands)


                                                         Six Months Ended
                                                             June 30,
                                                       ---------------------
                                                         1998         1997
                                                       --------    ---------
OPERATING ACTIVITIES:
 Income (loss) from continuing operations ..........   $ 16,311    $ (8,709)
 Adjustments to reconcile to net cash
   provided by continuing operating activities:
    Depreciation and amortization ..................     12,116      12,106
    Changes in assets and liabilities:
         Accounts receivable .......................        579      (9,749)
         Inventories ...............................     (3,563)      2,059
         Prepaid expenses and other current assets .     (2,413)     (2,670)
         Other non-current assets ..................       (669)       (681)
         Deferred income taxes .....................       (658)       (135)
         Accounts payable and accrued expenses .....     (9,494)     14,236
         Other non-current liabilities .............     (1,474)      5,355
    Other ..........................................         26        (220)
                                                       --------    --------
Net cash provided by continuing operating activities     10,761      11,592
                                                       --------    --------

Cash used in discontinued operations ...............    (25,130)     (1,256)
                                                       --------    --------

INVESTING ACTIVITIES:
    Expenditures for property, plant and equipment .     (8,794)    (10,454)
    Proceeds from sale of short-term investments ...       --        24,972
                                                       --------    --------
Net cash (used in) provided by investing activities      (8,794)     14,518
                                                       --------    --------

FINANCING ACTIVITIES:
    Net proceeds from revolving credit facilities ..     70,000     (20,000)
    Principal repayment of debt ....................    (46,074)     (2,155)
    Exercise of stock options ......................        423      14,399
                                                       --------    --------
Net cash provided by (used in) financing activities      24,349      (7,756)
                                                       --------    --------
Increase in cash and cash equivalents ..............      1,186      17,098
                                                       --------    --------
Cash and cash equivalents, beginning of period .....      5,192      20,252
                                                       --------    --------
Cash and cash equivalents, end of period ...........   $  6,378    $ 37,350
                                                       ========    ========


                 See notes to consolidated financial statements.

                           GENERAL SEMICONDUCTOR, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                (All amounts in thousands, except per share data)

1.  DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

General Semiconductor, Inc. (the "Company" or "General Semiconductor") is a world leader in the discrete segment of the semiconductor industry. The Company designs, manufactures and sells low-to-medium-power rectifiers, small signal transistors and transient voltage suppression ("TVS") components in axial, bridge, surface mount and array packages. Power rectifiers, small signal devices and TVS products are semiconductors that are essential components of most electronic devices and systems. Rectifiers convert alternating current (AC) into direct current (DC) which can be utilized by electronic equipment. TVS devices provide protection from electrical surges, ranging from electrostatic discharge to induced lightning. Small signal devices amplify or switch low level currents. The Company's products are primarily targeted for use in the computer, automotive, telecommunications, lighting and consumer electronics industries.

General Instrument Corporation ("GI") (i) transferred all the assets and liabilities relating to the manufacture and sale of broadband communications products used in the cable television, satellite, and telecommunications industries and all rights to the related GI trademarks to its wholly-owned subsidiary NextLevel Systems, Inc. ("NextLevel") and all the assets and liabilities relating to the manufacture and sale of coaxial, fiber optic and other electric cable used in the cable television, satellite and other industries to its wholly-owned subsidiary CommScope, Inc. ("CommScope") and (ii) distributed all of the outstanding shares of capital stock of each of NextLevel and CommScope to its stockholders on a pro rata basis as a dividend (the "Distribution") in a transaction that was finalized on July 28, 1997 (the "Distribution Date"). On the Distribution Date, NextLevel and CommScope began operating as independent entities with publicly traded common stock. GI retained no ownership interest in either NextLevel or CommScope. Concurrent with the Distribution, GI changed its name to General Semiconductor, Inc. and effected a one for four reverse stock split. On February 2, 1998, NextLevel changed its name to General Instrument Corporation ("General Instrument").

The revenues, costs and expenses, assets and liabilities and cash flows of the businesses transferred to the General Instrument and CommScope segments (the "Discontinued Operations"), (See Note 2 below), have been excluded from the respective captions in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows and have been reported as "Income from discontinued operations", net of applicable income taxes, for the three and six months ended June 30, 1997 and as "Cash used in discontinued operations" for the six months ended June 30, 1998 and 1997. In this report, all share and per share amounts have been retroactively restated to reflect the reverse stock split. For the purpose of governing certain of the ongoing relationships among General Semiconductor, General Instrument and CommScope after the Distribution, these entities entered into various agreements that provided for an orderly transition, the separation and distribution of the operating assets and liabilities and pension plan assets and liabilities of GI, as well as tax sharing, and other matters.

In the opinion of management, the accompanying unaudited consolidated financial statements include all necessary adjustments (consisting of normal recurring adjustments) and present fairly the Company's financial position as of June 30, 1998, the results of its operations for the three and six months ended June 30, 1998 and 1997, and its cash flows for the six months ended June 30, 1998 and 1997 in conformity with generally accepted accounting principles for interim financial information applied on a consistent basis. There were no adjustments of a non-recurring nature recorded during the six months ended June 30, 1998 and 1997 except for the charges discussed in Note 2 below. The results of operations for the three and six months ended June 30, 1998, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the General Semiconductor Annual Report on Form 10-K for the year ended December 31, 1997.

2.  DISCONTINUED OPERATIONS

Net sales for the Discontinued Operations included in the statement of operations were $609.7 million and $1,165.6 million for the three and six months ended June 30, 1997. Discontinued operations also includes charges of $28.0 million and $32.1 million, net of applicable income taxes, for the three and six months ended June 30, 1997, respectively, for costs incurred primarily related to severance and the separation of the Taiwan operations of GI between General Semiconductor and General Instrument and for professional fees and certain other costs incurred directly related to the Distribution.

In connection with the Distribution, the Company also recorded in income from continuing operations pre-tax charges of $25.4 million and $32.7 million to cost of sales and $1.0 million and $1.1 million to selling, general and administrative expenses during the three and six months ended June 30, 1997, respectively, incurred principally in connection with the separation of the Taiwan operations between General Semiconductor and General Instrument.


3.  INVENTORIES

Inventories consist of:

                                          June 30, 1998       December 31, 1997
                                          -------------       ------------------
     Raw materials                            $   5,827            $ 7,181
     Work in process                             13,553             12,052
     Finished goods                              18,492             15,076
                                                 ------             ------
                                                $37,872            $34,309
                                                 ======             ======


4.  LONG-TERM DEBT

Long-term debt consists of:
                                          June 30, 1998        December 31, 1997
                                          -------------        -----------------
Senior indebtedness:

     Revolving credit facility                 $292,000            $222,000
     Taiwan loan                                      -              46,074
                                               --------            --------
                                                292,000             268,074
Less: current maturities                              -               4,310
                                               --------            --------
                                               $292,000            $263,764
                                                =======             =======


At December 31, 1997, the Company had a $60.0 million loan agreement with a consortium of banks in Taiwan. On February 26, 1998, the Company consolidated its debt and refinanced the entire Taiwan loan balance of $46.1 million with proceeds from borrowings under its $350.0 million credit facility which matures on December 31, 2002.

The Company entered into two interest rate swap transactions with a term of one year beginning on January 22, 1998 pursuant to which it pays a fixed interest rate averaging 5.96% on a notional amount of $100 million. The Company began receiving interest on the $100 million notional amount based on a three month LIBOR rate set quarterly beginning on January 22, 1998. During February 1998, the Company purchased two interest rate caps each with a notional amount of $50 million. The caps became effective on April 27, 1998 and June 29, 1998 with terms of nine months and six months, respectively. Under the terms of the caps, the Company will receive from the counterparties the incremental amount, if any, associated with the three month LIBOR rate in excess of 6% on the notional amounts. The cost of the caps were immaterial.

The effect of the swap agreements and the caps to the Company is to reduce its amount of debt subject to floating interest rates.

Net interest expense included in the Consolidated Statements of Operations for the three and six months ended June 30, 1997 represents an allocation based upon General Semiconductor's net assets as a percentage of total assets of GI.


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

The provision for income taxes for the six months ended June 30, 1998 and 1997 was computed utilizing the Company's expected annual effective income tax rate and, for 1997, the tax effects of restructuring charges recorded that year at the applicable rates.

The tax effects of temporary differences that give rise to the deferred tax assets at June 30, 1998 and December 31, 1997 consist principally of accrued employee benefits and environmental liabilities. Deferred tax liabilities for the periods presented primarily relate to foreign tax withholding liabilities.


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

An action entitled BKP Partners, L.P. v. General Instrument Corp. was brought in February 1996 by certain holders of preferred stock of Next Level Communications ("NLC"), which was merged into a subsidiary of GI in September 1995. The action was originally filed in the Northern District of California and was subsequently transferred to the Northern District of Illinois. The plaintiffs allege that the defendants violated federal securities laws by making misrepresentations and omissions and breached fiduciary duties to NLC in connection with the acquisition of NLC by GI. Plaintiffs seek, among other things, unspecified compensatory and punitive damages and attorney's fees and costs. On September 23, 1997 the district court dismissed the complaint, without prejudice, and the plaintiffs were given until November 7, 1997 to amend their complaint. On November 7, 1997, plaintiffs served the defendants with amended complaints, which contain allegations substantially similar to those in the original complaint. The defendants have filed a motion to dismiss parts of the amended complaint and have answered the balance of the amended compliant, denying liability.

An action entitled BroadBand Technologies, Inc. v. General Instrument Corp. was brought in March 1997 in the United States District Court for the Eastern District of North Carolina. The complaint alleges that GI infringes BroadBand Technologies, Inc.'s ("BBT") U.S. Patent No. 5,457,560, covering an electronic communications system which delivers television signals, and seeks monetary damages and injunctive relief. On June 13, 1997, GI's motion to dismiss the complaint for lack of jurisdiction was denied. In March 1998, General Instrument filed motions with the district court for summary judgement on the issues of patent invalidity and non-infringement of the BBT patent and BBT filed a motion of partial summary judgement on the issue of infringement. On May 5, 1998, the action was dismissed with prejudice. The dismissal was entered into pursuant to a settlement agreement which does not impose any monetary or other obligation on the Company.

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


7.   COMMITMENTS AND CONTINGENCIES

The Company is subject to various federal, state, local and foreign laws and regulations governing environmental matters, including the use, discharge and disposal of hazardous materials. The Company's manufacturing facilities are believed to be in substantial compliance with current laws and regulations. Complying with current laws and regulations has not had a material adverse effect on the Company's financial condition. In connection with the Distribution, the Company retained the obligations with respect to environmental matters relating to the Company's discontinued operations and its status as a "potentially responsible party." The Company is involved in remediation programs, principally with respect to former manufacturing sites, which are proceeding in connection with federal and state regulatory oversight. Accordingly, the Company is currently named as a "potentially responsible party" with respect to the disposal of wastes at nine hazardous waste sites located in six states.

The Company has engaged independent consultants to assist management in evaluating potential liabilities related to environmental matters. Management assesses the input from these independent consultants along with other information known to the Company in its effort to continually monitor these potential liabilities. Management assesses its environmental exposure on a site-by-site basis, including those sites where the Company has been named as a "potentially responsible party". Such assessments include the Company's share of remediation costs, information known to the Company concerning the size of the hazardous waste sites, their years of operation and the number of past users and their financial viability. The Company has recorded a reserve for environmental matters of $32.9 million at June 30, 1998 ($34.9 million at December 31, 1997). While the ultimate outcome of these matters cannot be determined, management does not believe that the final disposition of these matters will have a material adverse effect on the Company's financial position, results of operations or cash flows beyond the amounts previously provided for in the financial statements.

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


8.  EARNINGS PER SHARE

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share" during 1997. In accordance with this pronouncement, the Company retroactively adopted this standard and restated all historical earnings per share data contained in this report. SFAS 128 requires presentations of "basic" and "diluted" earnings per share.

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the applicable periods. Diluted earnings per share computations are based on net income adjusted for interest and amortization of debt issuance costs related to convertible debt, if dilutive, and the weighted average number of common shares outstanding adjusted for the dilutive effect of stock options and convertible securities. The diluted earnings per share calculation assumes the exercise of stock options using the treasury stock method.

Set forth below are reconciliations of the numerators and denominators of the basic and diluted per share computations for the three and six months ended June 30, 1998. The effect of outstanding options and Convertible Junior Subordinated Notes (the "Notes") for the three and six months ended June 30, 1997 was anti-dilutive and, therfore, not included.


                                  For the Three Months                   For the Six Months
                                  Ended June 30, 1998                    Ended June 30, 1998
                                  -------------------                    -------------------

                                Income      Shares     Per-Share    Income      Shares     Per-Share
                             (Numerator) (Denominator)  Amount    (Numerator)(Denominator)   Amount
Basic EPS
Income available to
common stockholders .........   $ 6,846    36,813      $   0.19      $16,311    36,802   $   0.44

Effect of Dilutive Securities
  Options ...................                 152                                  132
                                          -------                               ------

Diluted EPS
Income available to
common stockholders
plus assumed conversions ....   $ 6,846    36,965      $   0.19      $16,311    36,934   $   0.44

9.    RECENT ACCOUNTING PRONOUNCEMENTS

The Company adopted SFAS No. 130 "Reporting Comprehensive Income" in 1998. For the six months ended June 30, 1998 and 1997 there are no items of other comprehensive income as defined in the pronouncement.

During 1998 the Financial Accounting Standards Board issued SFAS No.'s 132 "Employers' Disclosures about Pensions and other Postretirement Benefits" and 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS 132 standardizes the disclosure requirements for pensions and other postretirement benefits and requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis and is effective for fiscal years beginning after December 15, 1997. The Company will implement SFAS 132 as of December 31, 1998. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities and requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company is evaluating the impact SFAS 133 will have on its financial statements.

                           GENERAL SEMICONDUCTOR, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following Management's Discussion and Analysis pertains to the continuing operations of General Semiconductor, Inc., unless otherwise noted, and describes changes in the Company's financial condition since December 31, 1997.

During the second quarter the Company, like many of its competitors, experienced a reduction in new orders in all geographic areas due partly to continuing economic weakness in the Far East, as well as reduced end-market demand in the computer, computer peripheral and related industries. These conditions are exacerbated by industry wide excess capacity which has resulted in significant competitive pricing pressures. Earnings for the second half of 1998 are expected to decrease from that reported in the first half.


RESULTS OF OPERATIONS:
---------------------

NET SALES
---------
Net sales for the three months ended June 30, 1998 increased 3.5% to $98.8 million from $95.5 million for the comparable prior year period due to the inclusion of small signal product revenues (business acquired on October 1, 1997) primarily in Europe, partly offset by lower worldwide average selling prices and unfavorable foreign exchange rate fluctuations in Europe and Japan. For the six months ended June 30, 1998 net sales increased 13.4% to $205.2 million from $180.9 million for the comparable prior year period due to the inclusion of small signal product revenues described above and higher volume in the base business. The increase was partly offset by lower worldwide average selling prices and unfavorable foreign exchange rate fluctuations in Europe and Japan. Orders decreased almost 18% for the six months ended June 30, 1998 from the comparable prior year period.


COST OF SALES
-------------
Cost of sales of $70.1 million and $141.2 million for the three and six months ended June 30, 1998 compares to $88.6 million and $154.5 million for the corresponding prior year periods. Excluding pre-tax charges of $25.4 million and $32.7 million for the three and six months ended June 30, 1997 for severance and costs related to the separation of the Taiwan operations of GI, cost of sales increased $6.9 million (10.9%) and $19.4 million (15.9%) principally due to increased sales.

Accordingly, gross margin for the three and six months ended June 30, 1998 represents 29.0% and 31.2% of net sales, respectively, compared with 33.8% and 32.7% in the comparable prior periods, excluding the charges noted above. This decrease relates to a change in the mix of the products sold and erosion of average selling prices partially offset by continued cost controls and the effect of favorable foreign exchange rate fluctuations primarily related to the New Taiwan Dollar.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------
Selling, general and administrative expenses of $10.3 million for the three months ended June 30, 1998 remained relatively stable compared with the three months ended June 30, 1997 of $10.4 million, excluding a $1.0 million pre-tax charge recorded in June, 1997 for transaction costs related to the Distribution. Higher operating costs to support increased revenues were offset by lower variable compensation expenses. For the six months ended June 30, 1998 selling, general and administrative expenses of $23.2 million increased 7.4% from $21.6 million, excluding the $1.0 million pre-tax charge noted above, due primarily to higher operating costs to support increased revenues. As a percentage of revenue, selling, general and administrative expenses for the three and six months ended June 30, 1998 decreased to 10.4% and 11.3%, respectively, from 10.9% and 11.9% for the comparable prior year periods due to proportionately higher net sales.

RESEARCH AND DEVELOPMENT EXPENSES
---------------------------------
Research and development expenses of $1.5 million and $3.0 million for the three and six months ended June 30, 1998 decreased from $1.8 million and $3.3 million for the comparable prior year periods. As a percentage of net sales, research and development expenses decreased approximately to 1.5% for the three and six month periods ended June 30, 1998 compared with approximately 1.8% for the comparable prior year periods due to decreased spending and proportionately higher net sales. Research and development spending reflects the modification of existing products as well as the continued development of new products.


NET INTEREST EXPENSE
--------------------
Net interest expense increased to $5.1 million and $10.0 million for the three and six months ended June 30, 1998 from $2.3 million and $5.3 million for the corresponding prior year periods. Net interest expense for the three and six months ended June 30, 1997 represents an allocation based upon General Semiconductor's net assets as a percentage of total assets of GI. Pro forma net interest expense, assuming a net debt level of $275.0 million through the Distribution Date and amortization of debt issuance costs associated with the new borrowings, would have been $4.9 million and $9.8 million, respectively for the three and six months ended June 30, 1997.


INCOME TAXES
------------
The provision for income taxes is computed utilizing the Company's expected annual effective income tax rate. The Company's effective tax rate for the three and six months ended June 30, 1998 decreased to 35% from 37% for the three and six months ended June 30, 1997, excluding the charges incurred in connection with the separation of GI's Taiwan operations, due primarily to increased income of foreign subsidiaries taxed at rates lower than the U.S. rate.


DISCONTINUED OPERATIONS
-----------------------
The net operating results of the businesses transferred to General Instrument and CommScope have been reported, net of applicable income taxes, as "Income from discontinued operations". Discontinued operations also includes charges of $28.0 million and $32.1 million, net of applicable income taxes, for the three and six months ended June 30, 1997, respectively, for costs incurred primarily related to severance and the separation of the Taiwan operations of GI and for professional fees and certain other costs incurred directly related to the Distribution.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
Working capital at June 30, 1998 was $58.9 million compared to $16.7 million at December 31, 1997. The working capital increase of $42.2 million resulted primarily from payments of the remaining liabilities related to the Distribution totaling $25.2 million, the refinancing of the Taiwan loan discussed below and payment of year-end incentives. As a result, the current ratio increased to 2.0 to 1 at June 30, 1998 compared with 1.2 to 1 at December 31, 1997.

During the six months ended June 30, 1998, the Company invested $8.8 million in property, plant and equipment compared with $10.5 million for the corresponding prior year period. While the Company does not have any material commitments for capital expenditures it does expect to invest approximately $ 20.0 million in capital expenditures during the six months ended December 31, 1998 principally directed to strategic initiatives and automation.

Debt increased to $292.0 million at June 30, 1998 compared to $268.1 million at December 31, 1997 including current maturities primarily to fund the remaining payments related to the Distribution of $25.2 million made during the six months ended June 30, 1998. On February 26, 1998, the Company consolidated its debt and refinanced the entire Taiwan loan balance of $46.1 million with proceeds from borrowings under its $350.0 million credit facility which matures on December 31, 2002.

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


YEAR 2000
---------
The Company recognizes the importance of ensuring that neither its customers nor its business operations are disrupted as a result of Year 2000 software failures. The Company, with the assistance of outside consulting resources, is centrally coordinating the identification, evaluation and implementation activities associated with our global operating infrastructure. The primary areas of potential business impact have been identified and conversion projects are proceeding.

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


FORWARD-LOOKING STATEMENTS
--------------------------
The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. The Company's Form 10-K for the year ended December 31, 1997, the Company's 1997 Annual Report to Stockholders, this and any other Form 10-Q or Form 8-K of the Company, or any oral or written statements made by or on behalf of the Company, may include forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are identified by their use of such terms and phrases as "intends," "intend," "intended," "goal," "estimate," "estimates," "expects," "expect," "expected," "project," "projects," "projected," "projections," "plans," "anticipates," "anticipated," "should," "designed to," "foreseeable future," "believe," "believes", "scheduled" and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Reference is made to the cautionary statements contained in Exhibit 99 to this Form 10-Q for a discussion of the factors that may cause actual results to differ from the results discussed in these forward-looking statements.

                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings
           -----------------

           See Part I, Note 6 to the Consolidated Financial Statements.


Item 4.    Submission of Matters to a Vote of Stockholders
           -----------------------------------------------

           General Semiconductor held an Annual Meeting of Stockholders on May 21, 1998.

           1. The stockholders approved the election of six directors. The votes cast for each nominee were as follows:

                                                FOR                  WITHHELD
                                                ---                  --------

                  Steven B. Klinsky          34,487,300              316,517
                  Ronald A. Ostertag         34,497,144              306,673
                  Ronald Rosenzweig          34,523,445              280,372
                  Peter A. Schwartz          34,524,586              279,231
                  Samuel L. Simmons          34,519,700              284,117
                  Dr. Gerard T. Wrixon       34,494,959              308,858

           2. The stockholders approved the adoption of the General Semiconductor 1998 Long-Term Incentive Plan by a vote of:
                  21,529,620 shares in favor of the plan; 10,979,887 shares against the plan; and 27,066 shares abstaining.

           3. The stockholders ratified the appointment of Deloitte & Touche LLP as independent auditor for the Company for the 1998 fiscal year by a vote of: 34,779,481 shares in favor of the appointment; 12,854 shares against the appointment; and 11,457 shares abstaining.


Item 6.    Exhibits
           --------

           (a)    Exhibits

                  10.1   General Semiconductor, Inc. 1998 Long-Term
                         Incentive Plan*

                  27     Financial Data Schedule

                  27.1   Restated Financial Data Schedules

                  99     Forward-Looking Information

                         * Incorporated herein by reference to the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 20, 1998 (Reg. No. 333-22861).

           (b)    Reports on Form 8-K

                  The Company filed a Form 8-K with the Securities and Exchange Commission ("SEC"), dated July 1, 1998, to report under Item 5 of that Form that a press release was issued to the public on June 29, 1998 regarding the Company's sales and earnings. A copy of the press release was filed as an exhibit to the Form 8-K.

                  The Company filed a Form 8-K with the SEC, dated July 22, 1998, to report under Item 5 of that Form that a press release was issued to the public on July 22, 1998 regarding the Company's sales and earnings. A copy of the press release was filed as an exhibit to the Form 8-K.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                           GENERAL SEMICONDUCTOR, INC.


August 7, 1998             /s/Andrew M.Caggia
--------------             ------------------
Date                       Andrew M. Caggia
                           Senior Vice President and Chief Financial Officer
                           Signing both in his capacity as Senior Vice President
                           on behalf of the Registrant and as Chief
                           Financial Officer of the Registrant