Form 10-Q
period 1998-09-30
GENERAL SEMICONDUCTOR INC
filed 1998-11-10
CIK 40656

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark  One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the transition period from_______ to_______

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

Yes  x     No
    ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                   Outstanding at October 29, 1998
------------------------                         -------------------------------
Common Stock, par value $0.01                              36,819,898

                  GENERAL SEMICONDUCTOR, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q



                                                                         PAGES

PART  I.          FINANCIAL INFORMATION
                  ---------------------

Financial Statements


        Condensed Consolidated Balance Sheets at
        September 30, 1998 (unaudited) and December 31, 1997               2

        Consolidated Statements of Operations for the Three
        and Nine Months ended September 30, 1998 and 1997 (unaudited)      3

        Consolidated Statements of Cash Flows for the Nine
        Months ended September 30, 1998 and 1997 (unaudited)               4

        Notes to Consolidated Financial Statements (unaudited)             5-10

        Management's Discussion and Analysis of
        Financial Condition and Results of Operations                      11-14


PART II.          OTHER INFORMATION
                  -----------------

        Legal Proceedings                                                  15

        Exhibits                                                           15


SIGNATURE                                                                  16

                                     PART I
                              FINANCIAL INFORMATION

                           GENERAL SEMICONDUCTOR, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In Thousands, Except Stock Par Value)


                                     ASSETS

                                                                                       (Unaudited)
                                                                               September 30,  December 31,
                                                                                   1998           1997 (1)
                                                                                 ---------    ----------
Current Assets:

Cash .........................................................................   $   4,037    $   5,192
Accounts receivable, less reserves of $795
     and $825, respectively ..................................................      55,122       54,077
Inventories ..................................................................      36,070       34,309
Prepaid expenses and other current assets ....................................      12,793        9,890
Deferred income taxes ........................................................       9,782       14,263
                                                                                 ---------    ---------

     Total current assets ....................................................     117,804      117,731

Property, plant and equipment - net ..........................................     222,358      218,752
Excess of cost over fair value of net assets acquired, less accumulated
    amortization of $42,642 and $38,784, respectively ........................     164,037      167,895
Deferred income taxes, net of valuation allowance ............................      28,968       26,509
Intangibles and other assets, less accumulated amortization of $10,631 and
    $9,228, respectively .....................................................      20,878       19,418
                                                                                 ---------    ---------

TOTAL ASSETS .................................................................   $ 554,045    $ 550,305
                                                                                 =========    =========


                                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable .............................................................   $  20,399    $  38,332
Accrued expenses .............................................................      36,957       58,352
Current portion of long-term debt ............................................        --          4,310
                                                                                 ---------    ---------

     Total current liabilities ...............................................      57,356      100,994

Long-term debt ...............................................................     293,000      263,764
Deferred income taxes ........................................................      19,434       21,710
Other non-current liabilities ................................................      75,174       77,476
                                                                                 ---------    ---------

     Total liabilities .......................................................     444,964      463,944
                                                                                 ---------    ---------

Commitments and contingencies

Stockholders' Equity:
Preferred Stock, $0.01 par value; 20,000 shares authorized; no shares issued .        --           --
Common Stock, $0.01 par value; 400,000 shares authorized; 36,924
     and 36,887 shares issued, respectively ..................................         369          369
Retained earnings ............................................................     115,575       93,308
Other stockholders' equity ...................................................      (6,863)      (7,316)
                                                                                 ---------    ---------
                                                                                 ---------    ---------
                                                                                   109,081       86,361
                                                                                 ---------    ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...................................   $ 554,045    $ 550,305
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

                 GENERAL SEMICONDUCTOR, INC.
            CONSOLIDATED STATEMENTS OF OPERATIONS
      (Unaudited - In Thousands, Except Per Share Data)



                                                        Three Months Ended          Nine Months Ended
                                                          September 30,               September 30,
                                                      ------------------------    --------------------
                                                        1998           1997        1998            1997
                                                        ----           ----        ----            ----
NET SALES ..........................................   $  97,223    $  95,568    $ 302,382    $ 276,448
                                                       ---------    ---------    ---------    ---------
OPERATING COSTS AND EXPENSES:
    Cost of sales ..................................      70,497       64,906      211,720      219,445
    Selling, general and administrative ............      11,519       10,291       34,769       32,868
    Research and development .......................       1,503        1,673        4,466        4,923
    Amortization of excess of cost over fair value
       of net assets acquired ......................       1,286        1,286        3,858        3,857
                                                       ---------    ---------    ---------    ---------
         Total operating costs and expenses ........      84,805       78,156      254,813      261,093
                                                       ---------    ---------    ---------    ---------
OPERATING INCOME ...................................      12,418       17,412       47,569       15,355
Other income (expense) - net .......................          (3)          65          (84)          76
Interest expense-net ...............................      (5,239)      (3,976)     (15,213)      (9,316)
                                                       ---------    ---------    ---------    ---------
INCOME FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES ................................       7,176       13,501       32,272        6,115

Provision for income taxes .........................      (1,220)      (4,995)     (10,005)      (6,318)
                                                       ---------    ---------    ---------    ---------
INCOME (LOSS) FROM CONTINUING OPERATIONS ...........       5,956        8,506       22,267         (203)

DISCONTINUED OPERATIONS
Loss from discontinued operations, net of income tax
benefit of $1,258 and expense of $22,073 in 1997  ..        --        (21,149)        --         (2,939)
                                                       ---------    ---------    ---------    ---------
NET INCOME (LOSS) ..................................   $   5,956    $ (12,643)   $  22,267    $  (3,142)
                                                       =========    =========    =========    ---------
Weighted Average Shares Outstanding:
  Basic ............................................      36,820       36,374       36,808       34,957
  Diluted ..........................................      36,824       37,116       36,898       34,957

Basic earnings (loss) per share:
 Continuing operations .............................   $    0.16    $    0.23    $    0.60    $   (0.01)
 Discontinued operations ...........................        --          (0.58)        --          (0.08)
                                                       ---------    ---------    ---------    ---------
 Net income (loss) .................................   $    0.16    $   (0.35)   $    0.60    $   (0.09)
                                                       =========    =========    =========    =========

Diluted earnings (loss) per share:
 Continuing operations .............................   $    0.16    $    0.23    $    0.60    $   (0.01)
 Discontinued operations ...........................        --          (0.57)        --          (0.08)
                                                       ---------    ---------    ---------    ---------
 Net income  (loss) ................................   $    0.16    $   (0.34)   $    0.60    $   (0.09)
                                                       =========    =========    =========    =========


                 See notes to consolidated financial statements.

                           GENERAL SEMICONDUCTOR, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited - In Thousands)


                                                                     Nine Months Ended
                                                                        September 30,
                                                               --------------------------
                                                                    1998           1997
                                                                   ------          -----
OPERATING ACTIVITIES:
    ...........................................................
 Income (loss) from continuing operations .....................   $  22,267    $    (203)
 Adjustments to reconcile to net cash
   provided by continuing operating activities:
    Depreciation and amortization .............................      18,424       18,202
    Changes in assets and liabilities:
         Accounts receivable ..................................      (1,045)     (13,294)
         Inventories ..........................................      (1,761)       2,273
         Prepaid expenses and other current assets ............      (2,903)      (4,635)
         Other non-current assets .............................      (1,726)      (1,488)
         Deferred income taxes ................................         528       (3,831)
         Accounts payable and accrued expenses ................     (14,702)      11,730
         Other non-current liabilities ........................      (2,302)       4,296
    Other .....................................................        (327)        (104)
                                                                  ---------    ---------
Net cash provided by continuing operating activities ..........      16,453       12,946
                                                                  ---------    ---------

Cash (used in) provided by discontinued operations ............     (25,177)     144,970
                                                                  ---------    ---------

INVESTING ACTIVITIES:
    Expenditures for property, plant and equipment ............     (17,780)     (18,347)
    Proceeds from sale of short-term investments ..............        --         24,972
                                                                  ---------    ---------
Net cash (used in) provided by investing activities ...........     (17,780)       6,625
                                                                  ---------    ---------

FINANCING ACTIVITIES:
    Costs associated with the issuance of debt and Common Stock        --         (1,049)
    Net borrowing (repayments) from revolving credit facilities      71,000     (185,000)
    Redemption of Convertible Junior Subordinated Notes .......        --           (245)
    Principal repayment of debt ...............................     (46,074)      (2,155)
    Exercise of stock options .................................         423       18,305
                                                                  ---------    ---------
Net cash provided by (used in) financing activities ...........      25,349     (170,144)
                                                                  ---------    ---------
Decrease in cash and cash equivalents .........................      (1,155)      (5,603)
                                                                  ---------    ---------
Cash and cash equivalents, beginning of period ................       5,192       20,252
                                                                  ---------    ---------
Cash and cash equivalents, end of period ......................   $   4,037    $  14,649
                                                                  =========    =========

                 See notes to consolidated financial statements.

                           GENERAL SEMICONDUCTOR, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                (All amounts in thousands, except per share data)

1.  DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

General Semiconductor, Inc. (the "Company" or "General Semiconductor") is a world leader in the discrete segment of the semiconductor industry. The Company designs, manufactures and sells low-to medium-power rectifiers, small signal transistors and transient voltage suppression ("TVS") components in axial, bridge, surface mount and array packages. Power rectifiers, small signal devices and TVS products are semiconductors that are essential components of most electronic devices and systems. Rectifiers convert alternating current (AC) into direct current (DC) which can be utilized by electronic equipment. TVS devices provide protection from electrical surges, ranging from electrostatic discharge to induced lightning. Small signal devices amplify or switch low level currents. The Company's products are primarily targeted for use in the computer, automotive, telecommunications, lighting and consumer electronics industries.

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

The revenues, costs and expenses, assets and liabilities and cash flows of the businesses transferred to General Instrument and CommScope (the "Discontinued Operations"), (See Note 2 below), have been excluded from the respective captions in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows and have been reported as "Loss from discontinued operations", net of applicable income taxes, for the three and nine months ended September 30, 1997 and as "Cash (used in) provided by discontinued operations" for the nine months ended September 30, 1998 and 1997. In this report, all share and per share amounts have been retroactively restated to reflect the reverse stock split. For the purpose of governing certain of the ongoing relationships among General Semiconductor, General Instrument and CommScope after the Distribution, these entities entered into various agreements that provided for an orderly transition, the separation and distribution of the operating assets and liabilities and pension plan assets and liabilities of GI, as well as tax sharing, and other matters.

In the opinion of management, the accompanying unaudited consolidated financial statements include all necessary adjustments (consisting of normal recurring adjustments) and present fairly the Company's financial position as of September 30, 1998, the results of its operations for the three and nine months ended September 30, 1998 and 1997, and its cash flows for the nine months ended September 30, 1998 and 1997 in conformity with generally accepted accounting principles for interim financial information applied on a consistent basis. There were no adjustments of a non-recurring nature recorded during the nine months ended September 30, 1998 and 1997 except for the charges discussed in
Note 2 below. The results of operations for the three and nine months ended September 30, 1998, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in General Semiconductor's Annual Report on Form 10-K for the year ended December 31, 1997.

2.  DISCONTINUED OPERATIONS

Net sales from Discontinued Operations included in the statement of operations were $143.1 million and $1.3 billion for the three and nine months ended September 30, 1997. Discontinued operations also includes charges of $20.8 million and $52.9 million, net of applicable income taxes, for the three and nine months ended September 30, 1997 for costs incurred primarily related to severance and the separation of the Taiwan operations of GI between General Semiconductor and General Instrument and for professional fees and certain other costs incurred directly related to the Distribution.

In connection with the Distribution, the Company also recorded in income from continuing operations pre-tax charges of $0.1 million and $32.8 million to cost of sales and $0.1 million and $1.2 million to selling, general and administrative expenses during the three and nine months ended September 30, 1997, respectively, incurred principally in connection with the separation of the Taiwan operations between General Semiconductor and General Instrument.


3.  INVENTORIES

  Inventories consist of:

                               September 30, 1998             December 31, 1997
                               ------------------             -----------------


     Raw materials                  $ 4,759                        $ 7,181
     Work in process                 15,374                         12,052
     Finished goods                  15,937                         15,076
                                     ------                         ------
                                    $36,070                        $34,309
                                     ======                         ======


4.  LONG-TERM DEBT

Long-term debt consists of:
                               September 30, 1998             December 31, 1997
                               ------------------             -----------------

Senior indebtedness:

    Revolving credit facility      $293,000                         $222,000
    Taiwan loan                           -                           46,074
                                   --------                          -------
                                    293,000                          268,074
Less: current maturities                  -                            4,310
                                   --------                          -------
                                   $293,000                         $263,764
                                    =======                          =======


At December 31, 1997 the Company had a $60.0 million loan agreement with a consortium of banks in Taiwan. On February 26, 1998 the Company consolidated its debt and refinanced the entire Taiwan loan balance of $46.1 million with proceeds from borrowings under its $350.0 million credit facility which matures on December 31, 2002.

The Company entered into two interest rate swap transactions with a term of one year beginning on January 22, 1998 pursuant to which it pays a fixed interest rate averaging 5.96% on a notional amount of $100 million. The Company began receiving interest on the $100 million notional amount based on a three month LIBOR rate set quarterly beginning on January 22, 1998. During February 1998, the Company purchased two interest rate caps each with a notional amount of $50 million. The caps became effective on April 27, 1998 and June 29, 1998 with terms of nine months and six months, respectively. Under the terms of the caps, the Company will receive from the counterparties the incremental amount, if any, associated with the three month LIBOR rate in excess of 6% on the notional amounts. The cost of the caps was immaterial.

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

The provision for income taxes is computed utilizing the Company's expected annual effective income tax rate. The Company's effective tax rate for the nine months ended September 30, 1998 decreased to 31% from 37% for the nine months ended September 30, 1997, excluding the charges incurred in connection with the separation of GI's Taiwan operations, due primarily to an increased proportion of income of foreign subsidiaries taxed at rates lower than the U.S. rate.

The tax effects of temporary differences that give rise to the deferred tax assets at September 30, 1998 and December 31, 1997 consist principally of accrued employee benefits and environmental liabilities. Deferred tax liabilities for the periods presented primarily relate to foreign tax withholding liabilities.


6.  LITIGATION

A securities class action is presently pending in the United States District Court for the Northern District of Illinois, Eastern Division, In Re General Instrument Corporation Securities Litigation. This action, which consolidates numerous class action complaints filed in various courts between October 10 and October 27, 1995, is brought by plaintiffs, on their own behalf and as representatives of a class of purchasers of GI common stock during the period March 21, 1995 through October 18, 1995. The complaint alleges that prior to the Distribution, GI and certain of its officers and directors, as well as Forstmann Little & Co. and certain related entities, violated the federal securities laws, namely, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), by allegedly making false and misleading statements and failing to disclose material facts about GI's planned shipments in 1995 of its CFT-2200 and DigiCipher II products. Also pending in the same court, under the same name, is a derivative action brought on behalf of GI. The derivative action alleges that the members of GI's Board of Directors, several of its officers and Forstmann Little & Co. and related entities have breached their fiduciary duties by reason of the matter complained of in the class action and the defendants' alleged use of material non-public information to sell shares of GI common stock for personal gain. The court had granted the defendants' motions to dismiss the original complaints in both of these actions, but allowed the plaintiffs in each action an opportunity to file amended complaints. Amended complaints were filed on November 7, 1997. The defendants have answered the amended consolidated complaint in the class actions, denying liability, and have filed a renewed motion to dismiss the derivative action. On September 22, 1998, defendants' motion to dismiss the derivative action was denied.

An action entitled BKP Partners, L.P. v. General Instrument Corp. was brought in February 1996 by certain holders of preferred stock of Next Level Communications ("NLC"), which was merged into a subsidiary of GI in September 1995. The action was originally filed in the Northern District of California and was subsequently transferred to the Northern District of Illinois. The plaintiffs allege that the defendants violated federal securities laws by making misrepresentations and omissions and breached fiduciary duties to NLC in connection with the acquisition of NLC by GI. Plaintiffs seek, among other things, unspecified compensatory and punitive damages and attorney's fees and costs. On September 23, 1997 the district court dismissed the complaint, without prejudice, and the plaintiffs were given until November 7, 1997 to amend their complaint. On November 7, 1997, plaintiffs served the defendants with amended complaints, which contain allegations substantially similar to those in the original complaint. The defendants have filed a motion to dismiss parts of the amended complaint and have answered the balance of the amended compliant, denying liability. On September 22, 1998, the district court dismissed with prejudice the portion of the complaint alleging violations of Section 14(a) of the Exchange Act, and denied the remainder of defendants' motion to dismiss.

In connection with the Distribution, General Instrument agreed to indemnify the Company with respect to its obligations, if any, arising out of or relating to In Re General Instrument Corporation Securities Litigation (including the derivative action), and the BKP Partners, L.P. v. General Instrument Corp. litigation. Therefore, management is of the opinion that the resolution of these matters will have no effect on the Company's consolidated financial position, results of operations or cash flows.

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

The Company has engaged independent consultants to assist management in evaluating potential liabilities related to environmental matters. Management assesses the input from these independent consultants along with other information known to the Company in its effort to continually monitor these potential liabilities. Management assesses its environmental exposure on a site-by-site basis, including those sites where the Company has been named as a "potentially responsible party". Such assessments include the Company's share of remediation costs, information known to the Company concerning the size of the hazardous waste sites, their years of operation and the number of past users and their financial viability. The Company has recorded a reserve for environmental matters of $32.4 million at September 30, 1998 ($34.9 million at December 31,
1997). While the ultimate outcome of these matters cannot be determined, management does not believe that the final disposition of these matters will have a material adverse effect on the Company's financial position, results of operations or cash flows beyond the amounts previously provided for in the financial statements.

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

Set forth below are reconciliations of the numerators and denominators of the basic and diluted per share computations for the three and nine months ended September 30, 1998 and 1997. The effect of outstanding options and Convertible Junior Subordinated Notes (the "Notes") for the nine months ended September 30, 1997 was anti-dilutive.



                                      For the Three Months                        For the Nine Months
                                    Ended September 30, 1998                    Ended September 30, 1998
                                    ------------------------                    ------------------------


                               Income           Shares     Per-Share         Income          Shares     Per-Share
                           (Numerator)    (Denominator)      Amount      (Numerator)    (Denominator)     Amount
Basic EPS
  Income available to
  common stockholders          $5,956          36,820        $0.16           $22,267        36,808        $0.60

Effect of Dilutive Securities
  Options                                           4                                           90
                                               ------                                       ------

Diluted EPS
  Income available to
  common stockholders
  plus assumed
  conversions                  $5,956          36,824        $0.16           $22,267        36,898        $0.60




                                        For the Three Months                      For the Nine Months
                                      Ended September 30, 1997                  Ended September 30, 1997
                                      ------------------------                  ------------------------

                               Income           Shares     Per-Share         Income          Shares     Per-Share
                           (Numerator)    (Denominator)      Amount      (Numerator)    (Denominator)     Amount
Basic EPS
  Income (loss) available
  to common stockholders      $8,506           36,374        $0.23             $(203)       34,957       $(0.01)

Effect of Dilutive Securities
  Options                                          742                                          -
                                               -------                                      -----

Diluted EPS
  Income (loss) available to
  common stockholders
  plus assumed
  conversions                 $8,506           37,116        $0.23             $(203)       34,957       $(0.01)



9.  RECENT ACCOUNTING PRONOUNCEMENTS

The Company adopted SFAS No. 130 "Reporting Comprehensive Income" in 1998. For the nine months ended September 30, 1998 and 1997 there are no items of other comprehensive income as defined in the pronouncement.

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


RESULTS OF OPERATIONS:
---------------------

NET SALES
---------
Net sales for the three months ended September 30, 1998 increased $1.6 million to $97.2 million from $95.6 million for the comparable prior year period due to the inclusion of small signal product revenues (business acquired on October 1, 1997) primarily in Europe, partly offset by lower worldwide average selling prices (approximating 10%) and unfavorable foreign exchange rate fluctuations in Japan. For the nine months ended September 30, 1998 net sales increased $26.0 million to $302.4 million from $276.4 million for the comparable prior year period due to the inclusion of small signal product revenues described above and higher volume in the base business in North America and Europe. The increase was partly offset by lower worldwide average selling prices described above and unfavorable foreign exchange rate fluctuations in Europe and Japan. Orders decreased 3% for the three months ended September 30, 1998 from the comparable prior year period primarily due to lower selling prices.


COST OF SALES
-------------
Cost of sales for the three and nine months ended September 30, 1998 of $70.5 million and $211.7 million compares to $64.9 million and $219.4 million for the corresponding prior year periods. Cost of sales increased $5.6 million and $25.0 million, excluding pre-tax charges of $32.7 million for the nine months ended September 30, 1997 for severance and costs related to the separation of the Taiwan operations of GI, principally due to increased volume in the base business in addition to the inclusion of small signal product sales.

Accordingly, gross margin for the three and nine months ended September 30, 1998 represents 27.5% and 30.0% of net sales, respectively, compared with 32.1% and 32.5% in the comparable prior periods, excluding the charges noted above. This decrease relates to a change in the mix of the products sold and erosion of average selling prices partially offset by continued cost controls and the effect of favorable foreign exchange rate fluctuations, primarily related to the New Taiwan Dollar.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------
Selling, general and administrative expenses of $11.5 million and $34.8 million for the three and nine months ended September 30, 1998 increased from $10.3 million and $32.9 million for the comparable prior year periods. The $1.2 million increase is due, in part, to higher operating costs incurred as a stand-alone company for the three months ended September 30, 1998. Additionally, the three months ended September 30, 1997 included a reduction in variable selling expense and the settlement of an environmental matter that did not occur during the three months ended September 30, 1998. For the nine months ended September 30, 1998 selling, general and administrative expenses increased $3.1 million from $31.7 million, excluding a $1.1 million pre-tax charge recorded in June, 1997 for transaction costs related to the Distribution, due primarily to higher operating costs to support increased revenues.

NET INTEREST  EXPENSE
---------------------
Net interest expense increased to $5.2 million and $15.2 million for the three and nine months ended September 30, 1998 from $4.0 million and $9.3 million for the corresponding prior year periods. Net interest expense for the three and nine months ended September 30, 1997 represents an allocation upon General Semiconductor's net assets as a percentage of total assets of GI throughout the Distribution date. Pro forma net interest expense, assuming a net debt level of $275.0 million through the Distribution Date and amortization of debt issuance costs associated with the new borrowings, would have been $4.9 million and $14.7 million, respectively, for the three and nine months ended September 30, 1997.


INCOME TAXES
------------
The provision for income taxes is computed utilizing the Company's expected annual effective income tax rate. The Company's effective tax rate for the nine months ended September 30, 1998 decreased to 31% from 37% for the nine months ended September 30, 1997, excluding the charges incurred in connection with the separation of GI's Taiwan operations, due primarily to an increased proportion of income of foreign subsidiaries taxed at rates lower than the U.S. rate.


DISCONTINUED OPERATIONS
-----------------------
The net operating results of the businesses transferred to General Instrument and CommScope have been reported, net of applicable income taxes, as "Income from discontinued operations". Discontinued operations also includes charges of $20.8 million and $52.9 million, net of applicable income taxes, for the three and nine months ended September 30, 1997, respectively, for costs incurred primarily related to severance and the separation of the Taiwan operations of GI and for professional fees and certain other costs incurred directly related to the Distribution.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
Working capital at September 30, 1998 was $60.4 million compared to $16.7 million at December 31, 1997. The working capital increase of $43.7 million resulted primarily from payments of the remaining liabilities related to the Distribution totaling $25.2 million, the refinancing of the Taiwan loan discussed below, payment of year-end incentives and a decrease in income taxes payable. As a result, the current ratio increased to 2.1 to 1 at September 30, 1998 compared with 1.2 to 1 at December 31, 1997.

During the nine months ended September 30, 1998, the Company invested $17.8 million in property, plant and equipment compared with $18.3 million for the corresponding prior year period. While the Company does not have any material commitments for capital expenditures it does expect to invest approximately $30.0 million in capital expenditures for the year ended December 31, 1998 principally directed to strategic initiatives and automation.

Debt increased to $293.0 million at September 30, 1998 compared to $268.1 million at December 31, 1997 including current maturities primarily to fund the remaining payments related to the Distribution of $25.2 million made during the six months ended June 30, 1998. On February 26, 1998, the Company consolidated its debt and refinanced the entire Taiwan loan balance of $46.1 million with proceeds from borrowings under its $350.0 million credit facility which matures on December 31, 2002. At September 30, 1998 there were $11.0 million of letters of credit outstanding that reduce the amount that can be borrowed against the credit facility.

The Company generated cash flow from operations but experienced an overall decrease in cash for the nine months ended September 30, 1998 due primarily to the remaining payments related to the Distribution discussed above. As of September 30, 1997 the Company had $14.6 million cash and cash equivalents principally to finance the acquisition of the small signal products business on October 1, 1997.

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


YEAR 2000
---------
The Company recognizes the importance of ensuring that neither its customers nor its business operations are disrupted as a result of Year 2000 software failures. The Company, with the assistance of outside consulting resources, is centrally coordinating activities directed toward achieving global Year 2000 compliance. The primary areas of potential impact include business application systems, production equipment systems, suppliers, financial institutions, government agencies and environmental support organizations. None of the Company's products contain date sensitive or date processing logic.

In 1996 the Company began an upgrade of its business applications software which includes the implementation of the full suite of JD Edwards ("JDE") financial, distribution and manufacturing applications. The JDE software was selected to add worldwide functionality and efficiency to the business processes of the Company as well as address a major area of Year 2000 exposure. The financial and distribution modules have already been installed. Implementation of the JDE manufacturing modules is scheduled for the third quarter of 1999. In-house developed applications will be tested for compliance by December 31, 1998.

Since the suite of JDE applications being installed is Year 2000 compliant, incremental costs beyond the scope of this project, estimated at less than $1.0 million, do not have a material effect on the Company's results of operations and are being expensed as incurred.

The Company has surveyed its suppliers, financial institutions, government agencies and other vendors with which it does business to determine their Year 2000 readiness and coordinate conversion efforts. Survey results should be received and evaluated by December 31, 1998. The Company is prepared to perform on-site visits to validate the accuracy of the information received and will test such systems where appropriate and possible. Additionally, the Company has established programs to ensure that future purchases of equipment and software are Year 2000 compliant. Costs incurred have been insignificant to date.

The Company expects to finalize Year 2000 contingency plans in the second quarter of 1999 once risks associated with the JDE manufacturing module installation have been assessed. Contingency costs, if required, approximate $0.5 million.

At the present time, the Company does not expect Year 2000 issues to have a material adverse affect on its products, services, competitive position, financial condition or results of operations. However, the Company can give no assurance that the systems of other companies on which the Company relies upon will be converted on time or that a failure to convert by another company or a conversion that is incompatible with the Company's systems would not have a material adverse effect on the Company.


NEW EUROPEAN CURRENCY
---------------------
A New European currency (Euro) is planned for introduction beginning in January 1999 to replace the separate currency of several individual countries. The Company will need to modify its payroll, benefits and pension systems, contracts with suppliers and customers and internal financial reporting systems to be able to process transactions in the new currency. Although a three-year transition period is expected during which transactions can be made in the old currencies, this may require dual currency processes until the conversion is complete. The Company is identifying issues involved and will develop and implement solutions. The cost of this effort is not expected to be material and will be expensed as incurred. There is no guarantee, however, that all problems will be foreseen and corrected, or that no material disruption of our business will occur. The conversion to the Euro is not expected to have competitive implications on our pricing and marketing strategies; however, any such impact is not known at this time.

FORWARD-LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. The Company's Form 10-K for the year ended December 31, 1997, the Company's 1997 Annual Report to Stockholders, this and any other Form 10-Q or Form 8-K of the Company, or any oral or written statements made by or on behalf of the Company, may include forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are identified by their use of such terms and phrases as "intends," "intend," "intended," "goal," "estimate," "estimates," "expects," "expect," "expected," "project," "projects," "projected," "projections," "plans," "anticipates," "anticipated," "should," "designed to," "foreseeable future," "believe," "believes", "scheduled" and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Reference is made to the cautionary statements contained in Exhibit 99 to this Form 10-Q for a discussion of the factors that may cause actual results to differ from the results discussed in these forward-looking statements.

                           PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

           See Part I, Note 6 to the Consolidated Financial Statements.


Item 6.    Exhibits

           (a)    Exhibits

           4.1 Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock

           27     Financial Data Schedule

           99     Forward-Looking Information

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







                          GENERAL SEMICONDUCTOR, INC.


November 10, 1998         /s/Andrew M. Caggia
-----------------         -------------------
Date                      Andrew M. Caggia
                          Senior Vice President and Chief Financial Officer
                          Signing both in his capacity as Senior Vice President
                          on behalf of the  Registrant  and as Chief  Financial
                          Officer of the Registrant