Form 10-K405
period 1998-12-31
GENERAL SEMICONDUCTOR INC
filed 1999-03-24
CIK 40656

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

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
           FOR THE TRANSITION PERIOD FROM             TO

                         COMMISSION FILE NUMBER 1-5442

                          GENERAL SEMICONDUCTOR, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     DELAWARE                                           13-3575653
          -------------------------------                            ----------------
          (STATE OR OTHER JURISDICTION OF                            (I.R.S. EMPLOYER
          INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)

     10 MELVILLE PARK ROAD, MELVILLE, NEW YORK                             11747
     -----------------------------------------                          ---------
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                           (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (516) 847-3000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                TITLE OF EACH CLASS                      NAME OF EACH EXCHANGE ON WHICH REGISTERED
                -------------------                      -----------------------------------------
      COMMON STOCK, PAR VALUE $.01 PER SHARE                      NEW YORK STOCK EXCHANGE
          PREFERRED STOCK PURCHASE RIGHTS                         NEW YORK STOCK EXCHANGE

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $203.1 million as of February 26, 1999 (based on the closing price of the Common Stock on the New York Stock Exchange on that date). For purposes of this computation, shares held by affiliates and by directors and officers of the registrant have been excluded. Such exclusion of shares to be held by directors and officers is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

     Number of shares of Common Stock, par value $.01 per share, outstanding as of February 26, 1999: 36,819,898.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Company's Proxy Statement to be used in conjunction with the Annual Meeting of Stockholders to be held on May 12, 1999 are incorporated by reference in Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM I.  BUSINESS

GENERAL

     General Semiconductor, Inc. ("General Semiconductor" or the "Company"), a Delaware corporation, is a market leader in the discrete segment of the semiconductor industry with manufacturing facilities in China, France, Germany, Ireland, Taiwan and the United States. The Company provides customers with a broad array of power rectifiers, transient voltage suppressors and small signal transistors and diodes. It has a diversified customer base, in terms of geography and end-use markets. Customers include leading manufacturers of consumer electronics, lighting, telecommunications equipment, computers, automotive and automotive after-market products located around the globe.

1997 COMPANY REORGANIZATION

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

PRINCIPAL PRODUCTS

     General Semiconductor designs, manufactures and sells a broad array of discrete semiconductors. These products are used throughout industry to condition current and voltage, to protect electrical circuits from power surges, to amplify and switch small electrical signals and to regulate voltage levels in circuits. Products sold include low-to-medium-power rectifiers, transient voltage suppressors ("TVS"), small signal diodes and transistors, and zener diodes in axial, bridge, power, and surface mount packages.

     Discrete semiconductors, unlike integrated circuits (IC's), are single function components. Power rectifiers, TVS and small signal products are essential components of most electronic devices and systems. Unlike most IC's, the Company's discrete semiconductor products are generally characterized by long product life cycles. As an example, General Semiconductor has been manufacturing the SUPERECTIFIER(R) for over 25 years. This long life cycle allows the Company to spend less on equipment and research and development than higher technology IC semiconductor manufacturers that produce products with shorter life cycles.

     Rectifiers. Rectifiers convert alternating current (AC) into direct current (DC) which can be used to power electronic equipment. General Semiconductor offers the widest selection of rectifier products in the world. Rectifiers offered by the Company include: bridges, fast efficient rectifiers, glass passivated rectifiers, plastic rectifiers, Schottky rectifiers and SUPERECTIFIERS(R).

     Bridge rectifiers are essential for any electronic equipment which plugs into an electrical outlet. A bridge rectifier is comprised of four separate rectifier components configured into a "bridge" arrangement in a single package. Bridge assemblies convert alternating current (AC) into full wave direct current
(DC) which can be
utilized by electronic equipment. General Semiconductor manufactures a complete line of bridge rectifiers that meet the power and case style requirements of most electronic equipment.

     The SUPERECTIFIER(R) is a highly reliable and cost effective component that incorporates several of the Company's unique technologies. The SUPERECTIFIER(R) glass-plastic construction provides improved durability and handling characteristics which makes this product effective in a broad range of end markets.

     General Semiconductor's Schottky rectifier is designed for use in high-speed and low-power load applications such as computer and computer related products. Its metal-silicon junctions and majority carrier conduction result in nearly zero reverse recovery times and very low forward voltage drop. The Company's unique sputtered metallization process and ion-implanted guard ring technology create a highly reliable Schottky product. The Company produces Schottky rectifiers in axial, power and surface mount packages.

     Fast efficient rectifiers are a natural extension of the Company's Schottky product portfolio. These products offer reverse times as low as 25 nanoseconds at voltage levels as high as 1,000 volts while maintaining the efficiencies of a lower forward voltage loss. The Company produces fast efficient rectifiers in axial, power and surface mount packages. Fast efficient rectifiers, like Schottky rectifiers, are principally used for computer and computer related applications.

     Transient Voltage Suppressors. TVS devices, like fuses, are designed to provide protection against all types of transient threats, ranging from electrostatic discharge ("ESD") to induced lightning. Based on controlled avalanche technology, these voltage clamping devices absorb large amounts of energy for short periods of time. The Company offers a broad range of state-of-the-art TVS devices for use in most modern electronic equipment. In 1998, the Company introduced a line of TVS devices specifically designed for automotive applications. These include the avalanche alternator rectifier and the surface mount automotive high energy TVS device.

     Small Signal Diodes. Small signal diodes perform various functions such as signal blocking, routing and switching at lower current levels. Product usage includes telecommunication equipment, personal computer motherboards, automotive systems, power supplies and consumer electronics.

     Small Signal Transistors. Small signal transistors deliver amplification and switching functions. These products provide the critical switching and amplification functions that are essential to any modern electronic system.

     Zener Diodes. Zener product lines provide a wide variety of specialized functions for complex electronic circuits. These devices are used as voltage regulators, voltage reference and voltage suppressors against ESD threats. Zener diodes are also used in most modern electronic systems and end markets.

END MARKETS AND CUSTOMERS

     The Company has a diversified customer base in terms of both geography and end-use markets. The Company's products are primarily targeted for use in the automotive, computer, consumer electronics, telecommunications and lighting industries. The Company's customers are located throughout the world.

     The demand for discrete semiconductors has grown as product performance has been enhanced and size and cost have decreased. In addition, system users and designers demand systems with more functionality, higher levels of performance, greater reliability and shorter design cycles, all in smaller packages and at lower costs. This demand has resulted in increased semiconductor content as a percentage of overall system content.

     Automotive. General Semiconductor's discrete components are found in critical systems and creature comfort systems throughout automotive design. Automotive customers seek highly reliable components. The Company's components are used in many automotive applications including: air conditioning modules, catalytic converter heaters, climate control modules, engine cooling systems and ignition modules.

     The automotive industry represented 18% of the Company's 1998 sales. Major automotive customers include Robert Bosch Corporation, Ford Motor Company, General Motors Corporation and Siemens AG.

     Computer. All computers and their associated peripherals require sophisticated, controlled electrical energy. General Semiconductor provides the power rectifying element required in all computer electronic systems to transform unmanaged, raw electric power into the controlled energy source modern digital systems require. The Company's products also protect computer systems from transient threats, such as ESD and induced lightning.

     The computer market represented 24% of the Company's 1998 sales. General Semiconductor's products are sold to computer and computer component manufacturers in numerous applications, including: switch mode power supplies, modem cards, P.C.A. boards, logic boards, laser printers, computer processors and monitors. Major computer customers include Philips NV, Samsung Electronics Co. Ltd., Acer Incorporated and LG International Corp.

     Consumer electronics. General Semiconductor's products are found in a broad range of consumer products, including: refrigerators, garage door openers, hair dryers, washers and dryers, microwaves and more. The consumer end market represented 13% of the Company's 1998 sales. Sony Corporation, Philips NV, LG International Corp., and Daewoo Corporation represent a few of the Company's customers in the consumer market.

     Telecommunications. General Semiconductor's products perform various functions for the telecommunications market. Applications using the Company's products include cordless phones, pagers, cellular base stations, ISDN boards, satellite dishes and more. This end-market represented 6% of General Semiconductor's 1998 sales. Major telecommunications customers include Siemens AG, Lucent Technologies, Nokia Electronics and Nortel Networks.

     Lighting. Electronic ballast systems have been replacing older and less efficient magnetic ballast systems and incandescent bulbs. This, in part, has increased the demand for the Company's products which are used in electronic ballasts. Lighting represented 4% of the Company's 1998 sales. Major customers in this end market include Philips NV, MagneTek Inc., Siemens AG and Motorola, Inc.

     Distributors. Distributors meet the needs of customers with lower volume requirements. Distributors serve all the Company's end-use markets described above in all regions. Sales to distributors represented 30% of the Company's 1998 sales. Major distributors include Future Electronics, Inc., Arrow Electronics Inc., Rutronik Elektron and Taitron Components Inc.

BUSINESS STRATEGY

     As a leading manufacturer of discrete semiconductors, the Company's strategy is to increase its market share in the $12 billion discrete semiconductor market. This strategy is based on the following:

     - Focus on Value-Added Investment and Manufacturing. General Semiconductor intends to continue to focus on value-added investments in capital, sales and marketing and research and development. The Company's value-added manufacturing strategy is based on its high-volume, highly automated operations, which is currently capable of producing approximately 45 million units per day and gives the Company the competitive advantage of being a low cost producer. This strategy is characterized by high-quality and very low-defect output.

     - Product Breadth Expansion. General Semiconductor believes that a key driver in its growth will be new product introduction and expansion in the breadth of its product portfolio. The Company expects to realize this growth by internal research and development efforts, strategic partnerships and strategic acquisitions. The acquisition of ITT Industries, Inc.'s discrete semiconductor business in October 1997 expanded the Company's product offerings by adding zener diodes, signal diodes and small signal transistors to the General Semiconductor portfolio.

     - Capitalize on Global Sales and Distribution Capabilities. General Semiconductor will continue to capitalize on its international presence. International sales represented approximately 70% of the Company's 1998 sales. The Company currently maintains 10 sales offices worldwide and utilizes a worldwide sales force of over 1,000 persons, including sales agents, distributors and representatives.

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

     Management of General Semiconductor believes that future demand for discrete semiconductors will be driven over time by several factors including
(i) increased electronic content in a broad range of products, devices and systems, including automotive, consumer products and industrial equipment; (ii) greater demand for voice and data communications products; (iii) growth in personal computers and peripheral products; (iv) the rapid replacement of heavier and less efficient magnetic lighting ballasts with electronic ballasts; and (v) increasing demand in new international markets. There can be no assurance, however, that increased competition, excess industry capacity or technical developments will not adversely affect the Company's revenue and profitability by causing it to reduce prices or by reducing demand for the Company's products.

SALES AND DISTRIBUTION

     General Semiconductor products are sold primarily to the automotive, computer, consumer electronics, telecommunications, and lighting industries via a direct sales force, through distributors and sales representatives. In each of the years ended December 31, 1998, 1997 and 1996, sales to customers in North America, Europe and Southeast Asia each represented approximately 30% of the Company's net sales. Sales to customers in Japan represented the majority of the balance. General Semiconductor's customer base incorporates a wide array of the world's largest manufacturers. No single customer accounted for more than 10% of the Company's sales during the years ended December 31, 1998, 1997 and 1996.

     To support its worldwide sales and distribution, General Semiconductor utilizes more than 1,000 sales personnel worldwide, including sales representatives, distributors and approximately 60 direct sales and technical personnel. The Company maintains 10 sales offices located in Melville, New York; Carlsbad, California; Arlington Heights, Illinois; Norcross, Georgia; Hong Kong; Munich, Germany; Tokyo and Osaka, Japan; Taipei, Taiwan; and Singapore.

     Additionally, the Company leverages information technology to develop and maintain strong customer relationships. Examples such as electronic data interchange ("EDI") are used by many of its major customers to facilitate the order through delivery process. In addition to EDI, the Company intends to expand upon the scope of services provided via Internet, Extranets and other electronic means to provide broader services to the marketplace. These services will provide, among others, improved technical support, on-line order access, and e-commerce. The use of improved information technology, combined with strong technical marketing and broad sales channels has helped the Company obtain new product approvals and market share gains at major customers.

RESEARCH AND DEVELOPMENT

     General Semiconductor conducts an internally funded research and development program and employs approximately 70 full-time research and development personnel. The Company operates research and development labs in Ireland and Taiwan that focus primarily on the development of new packaging technology and a third research and development lab in Westbury, New York which focuses on applied material sciences. In addition to its in-house research and development efforts, the Company funds dedicated research through a grant program with the National Microelectronics Research Center at the University College, Cork in Ireland.

     Research and development expenditures totaled $6.1 million, $6.0 million and $5.8 million for the years ended December 31, 1998, 1997 and 1996, respectively. Research and development expenditures reflect continued development and the advancement of new product and packaging technologies targeted for the automotive, telecommunications and computer end-market applications.

     In 1998 the Company introduced the surface mount high energy automotive TVS device, the fast recovery mini-bridge and the high voltage TVS products. The new surface mount automotive high energy TVS device is designed to protect automotive electronic systems from high energy surges. These products use General Semiconductor's patented PAR(TM) construction that insures superior high temperature operation, which is critical for automotive applications. The fast-recovery mini-bridge is a low-current surface mount bridge rectifier with fast switching characteristics. This device saves space on printed circuit boards when compared to standard bridges. The fast recovery time of this device reduces energy losses for fast switching power supply applications. The Company has extended the voltage range of its TRANSZORB(TM) TVS devices up to 550 volts, which is the highest avalanche voltage offered in the market today. These are offered in both axial and surface-mount packages. Applications for these higher voltage TVS devices include lighting ballast.

PATENTS

     The Company pursues an active policy of seeking patents for new products and designs. As of December 31, 1998, the Company held 58 U.S. patents. Although management believes that the Company's patents provide a competitive advantage, no single patent is material to its business and General Semiconductor intends to continue to rely on its proprietary knowledge and continuing technological innovation to develop and maintain its competitive position.

BACKLOG

     At December 31, 1998, the Company had an order backlog of approximately $121.8 million compared with $168.1 million as of December 31, 1997. Order backlog includes only orders for products scheduled to be shipped within six months. Orders may be revised or canceled, either pursuant to their terms or as a result of negotiations; consequently, it is impossible to predict accurately the amount of backlog orders that will result in sales. While 1998 order levels have been depressed industry wide due to the global economic conditions, order backlog has also declined during 1998 in part due to shortened customer lead times. The Company's backlog may not necessarily be indicative of sales for any succeeding period.

COMPETITION

     The discrete semiconductor industry is highly competitive. General Semiconductor competes with companies worldwide, some of which have greater financial, marketing and management resources than the Company. Management believes, however, that the Company competes favorably on the basis of its continued commitment to global distribution and customer service, value-added manufacturing, technological leadership and new product innovation. There can be no assurance, however, that the Company will have sufficient resources to continue to make such investments or that the Company will be successful in maintaining such advantages. The Company believes that its principal competitors include Motorola, Inc., Philips Electronics N.V., ST Microelectronics N.V., and a number of Taiwanese and Japanese manufacturers.

EMPLOYEES

     As of December 31, 1998, General Semiconductor employed approximately 5,000 people worldwide. Management believes that the Company's relations with both its union and non-union employees are satisfactory.

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

     In connection with the Distribution, General Semiconductor retained the obligations with respect to environmental matters relating to the Company's discontinued operations and its status as a "potentially responsible party" with respect to the offsite disposal of wastes. The Company is presently engaged in the remediation of eight discontinued operations in six states, and is a de minimus "potentially responsible party" at five hazardous waste sites in four states. Based on several factors including capital expenditures and expenses for the Company's remediation programs, and the proportionate share of the cost of the necessary investigation and eventual remedial work that may be needed to be performed at the sites for which the Company has been named as a "potentially responsible party," these matters are not expected to have a material adverse effect on the financial position, results of operations or cash flows of General Semiconductor. The Company's present and past facilities have been in operation for many years, and over that time in the course of those operations, such facilities have used substances which are or might be considered hazardous, and the Company has generated and disposed of wastes which are or might be considered hazardous. Therefore, it is possible that additional environmental issues may arise in the future which the Company cannot now predict. Reference is made to Note 10 to the consolidated financial statements and the cautionary statements contained in Exhibit 99 to this Form 10-K for further information regarding environmental matters.

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

     International sales generally represent 70% of the Company's worldwide sales. Sales to the entire Asia/ Pacific region accounted for approximately 35% of the Company's worldwide sales for the year ended December 31, 1998. During 1998 order trends and average selling prices weakened significantly reflecting the current economic and currency difficulties in Southeast Asia, the economic slowdown in Japan and the difficulties in the computer and computer peripherals industries. However, approximately 50% of the Company's production is currently in Taiwan, the cost of which has benefited from the weakened New Taiwan Dollar in relation to the U.S. dollar. Extended underutilization of the Company's manufacturing facilities, resulting in production inefficiency, could result in margin deterioration. There can be no assurance as to the extent or duration of the impact of these events on the Company.

     For detailed financial information concerning foreign and domestic operations and export sales, reference is made to Note 15 to the consolidated financial statements included in Part II of this Form 10-K.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is certain information with respect to the executive officers of the Company as of December 31, 1998.

           NAME AND TITLE             AGE                  BUSINESS EXPERIENCE
           --------------             ---                  -------------------
Ronald A. Ostertag..................  58     Ronald A. Ostertag has been Chairman, President
Chairman, President and                      and Chief Executive Officer of General
Chief Executive Officer                      Semiconductor since the Distribution.
                                             Previously, he held the position of Vice
                                             President of GI since February 1989 and
                                             President of GI's Power Semiconductor Division
                                             since September 1990.
Andrew M. Caggia....................  50     Andrew M. Caggia has been Senior Vice President
Senior Vice President and                    and Chief Financial Officer of General
Chief Financial Officer                      Semiconductor since the Distribution.
                                             Previously, he held the position of Senior Vice
                                             President of Finance at GI's Power Semiconductor
                                             Division since September 1990.
Robert J. Gange.....................  43     Robert J. Gange has been Vice President and
Vice President and                           Controller of General Semiconductor since the
Controller                                   Distribution and Vice President and Controller
                                             of GI's Power Semiconductor Division since May
                                             1997. From 1995 to 1997, he was Director of
                                             Finance and from 1993 to 1995, Assistant
                                             Controller of GI's Power Semiconductor Division.
Vincent M. Guercio..................  45     Vincent M. Guercio has been Senior Vice
Senior Vice President, e-commerce            President, e-commerce of General Semiconductor
                                             since November 1998. From the Distribution to
                                             November 1998 he was Senior Vice President,
                                             Worldwide Sales and Marketing. Previously, he
                                             had been responsible for this function at GI's
                                             Power Semiconductor Division since January 1992.
W. John Nelson......................  44     W. John Nelson has been President, Asia/Pacific
President,                                   Operations of General Semiconductor since
Asia/Pacific Operations                      November 1998. From the Distribution to November
                                             1998 he was Senior Vice President, Asia/Pacific
                                             Operations. Previously, he had been responsible
                                             for this function at GI's Power Semiconductor
                                             Division since March 1994. From 1991 to 1994, he
                                             was President of GI Taiwan.

           NAME AND TITLE             AGE                  BUSINESS EXPERIENCE
           --------------             ---                  -------------------
Stephen B. Paige....................  51     Stephen B. Paige has been Senior Vice President,
Senior Vice President, General               General Counsel and Secretary of General
Counsel and Secretary                        Semiconductor since the Distribution.
                                             Previously, he was Senior Vice President and
                                             General Counsel for GI's Power Semiconductor
                                             Division since May 1997. From April 1995 to May
                                             1997, he was Vice President and General Counsel
                                             of Monsanto Business Services, Chicago Region.
                                             From January 1992 to April 1995, he was Vice
                                             President, General Counsel and Secretary of The
                                             NutraSweet Company, a wholly-owned subsidiary of
                                             Monsanto Company.
Linda S. Perry......................  48     Linda S. Perry has been Senior Vice President,
Senior Vice President,                       Human Resources of General Semiconductor since
Human Resources                              September 1997 and its Vice President, Human
                                             Resources since the Distribution. Previously,
                                             she held the position of Vice President, Human
                                             Resources at GI's Power Semiconductor Division
                                             and has had responsibility for this function
                                             since 1988.
John P. Phillips....................  53     John P. Phillips has been President, Europe and
President, Europe and                        North America Operations of General
North America Operations                     Semiconductor since November 1998. From the
                                             Distribution to November 1998 he was Senior Vice
                                             President, European Operations. Previously, he
                                             was Senior Vice President of Worldwide
                                             Technology for GI's Power Semiconductor Division
                                             and had responsibility for this function since
                                             March 1992.

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

     The Westbury, New York facility occupies approximately 18,000 square feet pursuant to leases expiring in 2005 with an option to extend the leases for an additional five years. The Westbury facility is the location of the Company's epitaxial silicon wafer manufacturing operations and its applied material sciences research and development laboratory.

     The Taipei, Taiwan land and facility is owned and occupies approximately 350,000 square feet. At the Taiwan facility, the Company manufactures standard, Schottky and fast efficient rectifiers and TVS devices. The Company also maintains a research and development laboratory at its Taiwan facility.

     The Company owns approximately 120,000 square feet of manufacturing space in Macroom, Ireland. The Company manufactures standard rectifiers, fast efficient rectifiers, TVS devices and bridge assemblies and maintains a research and development laboratory at the Ireland facility.

     The Company owns an approximately 120,000 square foot manufacturing facility in Tianjin, China. The China facility is located on land that is leased by the Company pursuant to a ground lease expiring in 2045. The Company manufactures rectifiers and bridges at this facility which opened in the third quarter of 1997.

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

     Utilization of the Company's facilities vary with economic and other business conditions. At the present time, the Company has excess capacity for certain of its products. Management believes that the Company's facilities and equipment generally are well maintained, in good operating condition and adequate for its present and anticipated near term operating needs.

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

     In connection with the Distribution, General Instrument (formerly "NextLevel Systems, Inc.") agreed to indemnify the Company with respect to its obligations, if any, arising out of or relating to In Re General Instrument Corporation Securities Litigation (including the derivative action), and the BKP Partners, L.P. v. General Instrument Corp. litigation. Therefore, management is of the opinion that the resolution of these matters will have no effect on the Company's consolidated financial position, results of operations or cash flows.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Prior to the Distribution on July 28, 1997, GI's Common Stock was traded on the New York Stock Exchange under the symbol GIC. The information set forth below relating to the period preceding the Distribution represents market data of GI and has not been adjusted to reflect the Distribution or the one for four reverse stock split effected in connection with the Distribution. Since the Distribution, the Company's Common Stock has been traded on the New York Stock Exchange under the symbol SEM. The following table sets forth the high and low sale prices as reported by the New York Stock Exchange for each of the years ended December 31, 1997 and 1998.

                                                                      "GIC":
                                                              ----------------------
                                                                HIGH          LOW
                                                              ---------    ---------
YEAR ENDING DECEMBER 31, 1997
First Quarter...............................................  $25 5/8      $21 1/2
Second Quarter..............................................   28 3/8       21 1/4
Third Quarter (through July 25th)...........................   28 7/16      25 7/16
                                                                      "SEM":
                                                              ----------------------
                                                                HIGH          LOW
                                                              ---------    ---------
YEAR ENDING DECEMBER 31, 1997
July 28th through September 30th............................  $17 1/2      $12 3/8
Fourth Quarter..............................................   13            9 7/8
                                                                HIGH          LOW
                                                              ---------    ---------
YEAR ENDING DECEMBER 31, 1998
First Quarter...............................................  $14 3/4      $10 5/8
Second Quarter..............................................   14 3/4        9 7/8
Third Quarter...............................................   10 1/8        6
Fourth Quarter..............................................   10 11/16      5 15/16

     As of February 26, 1999, there were 466 holders of record of the Company's Common Stock.

     The Company does not currently intend to pay dividends in the foreseeable future, but to reinvest earnings in the Company's business. The Company's ability to pay cash dividends on its Common Stock is limited by certain covenants contained in a credit agreement to which the Company is a party. See
Note 9 to the Consolidated Financial Statements included in Part II of this Form 10-K.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table presents selected historical financial data of General Semiconductor at the dates and for each of the periods indicated. The financial data as of December 31, 1998 and 1997 and for each of the three years in the period ended December 31, 1998 has been derived from the audited General Semiconductor consolidated financial statements included elsewhere herein. The financial data as of December 31, 1996, 1995 and 1994 and for the two years ended December 31, 1995 has been derived from the previously audited consolidated financial statements not included herein, as adjusted to give effect to the Distribution. The selected financial data should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations". Historical consolidated financial data may not be indicative of General Semiconductor's future performance.

                                                       YEAR ENDED DECEMBER 31,
                                      ----------------------------------------------------------
                                        1998     1997(a)       1996         1995         1994
                                      --------   --------   ----------   ----------   ----------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS
  DATA:
Net sales...........................  $401,144   $380,038   $  361,891   $  414,269   $  315,688
Cost of sales.......................   283,582    289,313      230,687      254,991      208,452
Selling, general and
  administrative....................    46,802     44,668       42,594       51,225       45,253
Research and development............     6,104      5,998        5,838        5,068        3,454
Restructuring.......................    12,324         --           --           --           --
Operating income....................    47,187     34,916       77,618       97,776       53,140
Interest expense -- net.............   (20,026)   (14,353)     (10,396)      (9,461)     (13,132)
Income from continuing
  operations(b).....................    18,534      8,872       39,764       57,316       19,541
Net income (loss)...................    18,534      5,933       (1,864)     123,782      246,535
BASIC EARNINGS (LOSS) PER SHARE:
Income from continuing operations...  $   0.50   $   0.25   $     1.20   $     1.86   $     0.65
Net income (loss)...................      0.50       0.17        (0.06)        4.01         8.15
DILUTED EARNINGS PER SHARE:
Income from continuing operations...  $   0.50   $   0.25   $     1.15   $     1.68   $     0.65
Net income..........................      0.50       0.17         0.27         3.86         7.54
CONSOLIDATED BALANCE SHEET DATA:
Accounts receivable.................  $ 59,643   $ 54,077   $   49,629   $   58,819   $   49,837
Inventories.........................    39,514     34,309       31,551       23,524       19,510
Property, plant and equipment.......   223,743    218,752      202,281      156,714      135,120
Net assets of discontinued
  operations........................        --         --    1,444,734    1,265,345    1,107,063
Total assets........................   563,447    550,305    2,057,162    1,799,387    1,633,122
Long-term debt, including current
  maturities........................   286,000    268,074      692,335      732,079      796,849

---------------
(a) Includes charges of $33.8 million ($25.3 million net of tax), or $0.69 per share, primarily related to the separation of GI's Taiwan operations. These costs include $32.7 million charged to cost of sales and $1.1 million charged to selling, general and administrative expense.

(b) Income from continuing operations excludes the impact of the cumulative effect of a change in accounting principle of $1.9 million for 1994, as it was not practicable to allocate such amounts between continuing and discontinued operations. This amount is included in net income.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1998 COMPANY RESTRUCTURING

     On November 6, 1998, the Company announced a restructuring plan designed to enhance the interface of operations and customers, to improve its cost structure, efficiency and its competitive position and to accelerate growth. The restructuring included reducing the workforce by decentralizing certain purchasing, marketing, finance and research and development functions and providing early retirement to a group of employees, closing two sales offices and writing off assets related to an unprofitable product that will no longer be manufactured. Restructuring charges recorded in the fourth quarter included approximately $8.4 million in charges primarily related to severance and early retirement costs and $3.9 million in non-cash charges for asset write-offs.

1997 COMPANY REORGANIZATION

     On January 7, 1997 the Board of Directors of GI approved a plan to divide GI into three separate public companies in a transaction that was finalized on July 28, 1997. Concurrent with the Distribution, GI changed its name to General Semiconductor, Inc. and effected a one for four reverse stock split. Following the Distribution, General Semiconductor began operations as a stand-alone publicly held company. The revenues, costs and expenses and cash flows of the businesses transferred to the General Instrument and CommScope segments (the "Discontinued Operations"), have been excluded from the respective captions in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows and have been reported through the Distribution Date as: "Income (Loss) from discontinued operations", net of applicable income taxes and as "Cash (used in) provided by discontinued operations" for all periods presented in the Company's consolidated financial statements included elsewhere herein. Unless otherwise noted, the following Management's Discussion and Analysis pertains to the continuing operations of General Semiconductor.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1998 WITH THE YEAR ENDED DECEMBER 31, 1997

NET SALES

     Net sales for the year ended December 31, 1998 of $401.1 million increased $21.1 million from $380.0 million for the year ended December 31, 1997. The 5.6% increase reflects a 7% increase in unit volume as well as the inclusion of small signal product sales (business acquired on October 1, 1997), partially offset by an approximate 10% decline in worldwide average selling prices. International sales, including export sales from the U.S., represented approximately 70% of net sales in each of the years ended December 31, 1998 and 1997.

COST OF SALES

     Cost of sales for the year ended December 31, 1998 of $283.6 million decreased 2% from $289.3 million for 1997. Excluding 1997 pre-tax charges of $32.7 million primarily related to the separation of the Taiwan operations of GI, cost of sales increased $27.0 million or 10.5% principally due to increased costs related to higher operating levels and the full year effect of the small signal products acquisition offset, in part, by improved factory performance and cost reduction. Cost of sales, as a percentage of net sales, was 70.7% for 1998 compared to 67.5% for 1997, excluding the 1997 pre-tax charges discussed above. This increase primarily results from the decline in average selling prices discussed above.

     Accordingly, gross margin for the year ended December 31, 1998 represents 29.3% of net sales compared with 32.5% for the comparable prior year period, excluding the 1997 pre-tax charges discussed above. This decrease reflects the margin percentage reduction that was expected due to the full year effect of the small signal products acquisition and erosion of average selling prices, partially offset by improved factory performance. Without the small signal products acquisition, the year over year decrease in gross margin would have been less than one percentage point.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expense increased to $46.8 million for the year ended December 31, 1998 compared to $44.7 million in 1997 and represented 11.7% and 11.8% of sales, respectively. The $2.1 million increase includes higher selling costs to support increased sales. No other expense increase is individually significant.

RESEARCH AND DEVELOPMENT

     Research and development expense for the year ended December 31, 1998 was $6.1 million compared to $6.0 million in 1997 and represented 1.6% of sales in each period. Research and development expenditures reflect the continued development of new products and modifications of existing products and manufacturing technologies to achieve cost reductions.

NET INTEREST EXPENSE

     Net interest expense increased $5.6 million, to $20.0 million for the year ended December 31, 1998 from $14.4 million in 1997. Net interest expense in 1997 represents an allocation based upon General Semiconductor's net assets as a percentage of total assets of GI through the Distribution Date and actual interest expense thereafter. Pro forma net interest expense, assuming a net debt level of $275.0 million through the Distribution Date and amortization of debt issuance costs associated with the new borrowings, would have been $19.6 million for the year ended December 31, 1997.

INCOME TAXES

     The Company's effective income tax rate was 31.6% for 1998 compared with 56.8% for 1997 (37.0% excluding the tax effects, at the applicable rates, of the costs incurred to separate the GI Taiwan operations). The decrease from the 37.0% described above, relates primarily to increased income of foreign subsidiaries taxed at rates lower than U.S. rates.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1997 WITH THE YEAR ENDED DECEMBER 31, 1996

NET SALES

     Net sales for the year ended December 31, 1997 of $380.0 million increased $18.1 million from $361.9 million for the year ended December 31, 1996. The 5% increase reflects increased unit volume as well as the inclusion of small signal product sales resulting from the Company's October 1, 1997 acquisition, partially offset by an approximate 15% decline in average selling prices. Foreign exchange rate changes negatively affected sales by approximately 3%. Orders increased almost 77% in 1997; 1996 orders were depressed due to industry wide excess capacity. International sales, including export sales from the U.S., represented approximately 70% of net sales in each of the years ended December 31, 1997 and 1996.

COST OF SALES

     Cost of sales for the year ended December 31, 1997 of $289.3 million increased 25.4% from $230.7 million for 1996. Excluding pre-tax charges of $32.7 million primarily related to the separation of the Taiwan operations of GI, cost of sales increased $25.9 million or 11.2% principally due to increased costs related to higher operating levels offset, in part, by improved factory performance. Cost of sales, as a percentage of net sales, was 76.1% for 1997 (67.5% excluding the pre-tax charges discussed above) compared to 63.7% for 1996. This increase primarily results from the decline in average selling prices discussed above.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expense increased to $44.7 million for the year ended December 31, 1997 compared to $42.6 million in 1996 and represented 11.8% of sales in each period. The increase primarily relates to higher selling costs and compensation expense associated with increased sales.

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

     Discontinued operations includes $52.9 million and $2.7 million, net of applicable income taxes, for the years ended December 31, 1997 and December 31, 1996, respectively, for costs incurred primarily related to the separation of the Taiwan operations of GI between General Semiconductor and General Instrument, and for professional fees and certain other administrative and financing costs incurred directly related to the Distribution.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1998, working capital was $51.7 million, compared to $16.7 million at December 31, 1997. The working capital increase of $35.0 million resulted primarily from the payment during the first half of 1998 of the $25.2 million remaining liability at December 31, 1997 related to the Distribution, an increase in accounts receivable associated with increased days outstanding, increased inventories, repayment of the Taiwan loan discussed below and a reduction in income taxes payable. As of December 31, 1998 approximately $7.8 million remains accrued for costs related to the 1998 restructuring. Such amounts are expected to be substantially paid by June 30, 1999. As a result the current ratio increased to 1.7 to 1 at December 31, 1998 from 1.2 to 1 at December 31, 1997.

     During the year ended December 31, 1998, the Company invested $26.9 million in property, plant and equipment principally directed to strategic initiatives and automation compared with $29.2 million and $60.3 million in 1997 and 1996, respectively. The higher level of capital spending incurred during 1996 was primarily attributable to equipment for capacity expansion to meet expected future demand and the construction of the manufacturing facility in Tianjin, China. While the Company does not have any material commitments for capital expenditures it does expect to invest approximately $30.0 million in 1999 principally directed at strategic initiatives and automation.

     At December 31, 1998, long-term debt was $286.0 million, compared to $263.8 million at December 31, 1997. At December 31, 1997 the Company had a $60 million loan agreement with a consortium of banks in Taiwan. On February 26, 1998, the Company consolidated its debt and repaid the entire Taiwan loan balance of $46.1 million with proceeds from borrowings under its $350.0 million credit facility which matures on December 31, 2002.

     In July 1997, the Company entered into a bank credit agreement, which was amended in December 1998, (as amended the "Credit Agreement") which provides for a $350.0 million secured revolving credit facility that matures on December 31, 2002. The Credit Agreement requires the Company to pay a facility fee on the total commitment. The Credit Agreement permits the Company to choose between two interest rate options: the Adjusted Base Rate (as defined in the Credit Agreement), or a Eurodollar rate (LIBOR) plus a margin which varies based on the Company's ratio of indebtedness to earnings before interest, taxes, depreciation and amortization as defined in the Credit Agreement. The facility fee also varies based on that ratio. The Company is also able to set interest rates through a competitive bid procedure. The Credit Agreement contains financial and operating covenants, including limitations on guarantee obligations, liens, sale of assets, indebtedness, investments, capital expenditures, payment of dividends and leases, and requires the maintenance of certain financial ratios. In addition, certain changes in control of the Company would cause an event of default under the Credit Agreement. The December 1998 amendment amended certain covenant compliance calculations to provide the Company with greater flexibility to execute the restructuring announced on November 6, 1998. At December 31, 1998, the Company was in compliance with all such amended covenants.

     General Semiconductor's primary cash needs on both a short and long-term basis are for capital expenditures and other general corporate purposes. The Company believes that it has adequate liquidity to meet its current and anticipated cash flow needs from the results of its operations, working capital and the existing credit facility. The Company intends to repay its remaining indebtedness primarily with cash flow from operations. There can be no assurance, however, that future industry-specific developments or general economic trends will not adversely affect the Company's operations or its ability to meet its cash requirements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

GENERAL

     The following discussion and the estimated amounts generated from the sensitivity analyses referred to below include forward-looking statements of market risk which assume for analytical purposes that certain adverse market conditions may occur. Actual future market conditions may differ materially from such assumptions because the amounts noted below are the result of analyses used for the purpose of assessing possible risks and the mitigation thereof. Accordingly, the forward-looking statements should not be considered projections by General Semiconductor of future events or losses.

     The Company's cash flows and earnings are subject to fluctuations resulting from changes in foreign currency exchange rates and interest rates. The Company manages its exposure to these market risks through internally established policies and procedures and, when deemed appropriate, through the use of derivative financial instruments. The Company's policy does not allow speculation in derivative instruments for profit or execution of derivative instrument contracts for which there are no underlying exposures. The Company does not use financial instruments for trading purposes and is not a party to any leveraged derivatives. The Company monitors its underlying market risk exposures on an ongoing basis and believes that it can modify or adapt its hedging strategies as needed.

     The Company measured its market risk, related to its holdings of financial instruments based on changes in interest and foreign exchange rates, utilizing a sensitivity analysis. The sensitivity analysis measures the potential loss in fair values, cash flows or earnings based on a hypothetical 10% change in interest and foreign exchange rates. The Company used current market rates on its market risk sensitive assets and liabilities to perform the sensitivity analysis. Certain items such as obligations for pension and post retirement benefits were not included in the analysis.

     The Company is exposed to credit risk in the event of non-performance by the counterparties to its foreign exchange-forward contracts. The Company believes that the various counterparties with which the Company enters into these agreements consist of only financially sound institutions and, accordingly, believes that the credit risk for non-performance of these contracts is not significant.

     Additional information regarding the Company's financial instruments is contained in Notes 9 and 14 to the Consolidated Financial Statements included in
Part II of this Form 10-K.

FOREIGN CURRENCY RISK

     Almost all of General Semiconductor's products are manufactured in Southeast Asia and Europe and a significant portion are sold internationally. Therefore, the Company is subject to market risk related to changes in foreign exchange rates. On a selective basis, the Company enters into forward and purchased option contracts designed to hedge the currency exposure of contractual and other firm commitments denominated in foreign currencies and the currency exposure of anticipated but not yet committed transactions expected to be denominated in foreign currencies.

     The Company's principal foreign currency exposures are in the New Taiwan Dollar, the Japanese Yen and in the major European currencies (Irish Punt, German Mark, French Franc and the British Pound). The Company's committed exposures relate primarily to trade payables, accounts receivable and employee compensation. At December 31, 1998, the Company had committed exposures of $51.8 million.

     As of December 31, 1998 and 1997, the Company had outstanding forward and purchased option contracts in the amounts of $21.3 million and $19.9 million, respectively, comprised of foreign currencies which were to be sold, and $79.6 million and $23.2 million, respectively, comprised of foreign currencies which were to be purchased. All outstanding forward and purchased option contracts at December 31, 1998 mature within twelve months and have an aggregate fair value of $1.1 million.

     At December 31, 1998, the impact of a hypothetical 10% adverse change in exchange rates on the fair value of foreign exchange forward contracts and purchased options is a reduction in fair value of $8.1 million. This impact would be offset, in part, by an increase in the fair value of the Company's committed exposures of $8 million.

INTEREST RATE RISK

     The Company is exposed to changes in U.S. dollar LIBOR interest rates on its floating rate revolving credit facility. At December 31, 1998, the outstanding balance under this facility was $286 million. On a selective basis, the Company from time to time enters into interest rate swap or cap agreements to reduce the potential negative impact increases in interest rates could have on its outstanding variable rate debt. The impact of interest rate instruments on the Company's results of operations in each of the three years ended December 31, 1998 was not significant.

     In 1998, the Company entered into two interest rate swap transactions with a term of one year beginning in January, 1998. Pursuant to these agreements, the Company paid a fixed interest rate averaging 5.96% on a notional amount of $100 million and received interest on the $100 million notional amount based on a three month LIBOR rate set quarterly beginning in January, 1998. The fair value of these swap transactions at December 31, 1998 was not significant.

     In February 1998, the Company also purchased two interest rate caps with a notional amount of $50 million each. The caps became effective in April and June, 1998, with terms of nine and six months, respectively. Under the terms of the caps, the Company was paid an amount equal to the excess, if any, of three month LIBOR above 6%, multiplied by the notional amounts. The cost of the caps was not material.

     A hypothetical 10% increase in interest rates would adversely affect the Company's pretax earnings and cash flow by $1.6 million annually, due to the Company's floating rate debt. Earnings and cash flows would not be significantly impacted by the Company's interest rate swaps or cap agreements existing at December, 31 1998, due to a 10% adverse change in interest rates.

INTERNATIONAL MARKETS

     Management believes that a significant amount of General Semiconductor's sales in 1999 will continue to come from international markets.

     International sales generally represent 70% of the Company's worldwide sales. Sales to the Asia/Pacific region accounted for approximately 35% of the Company's worldwide sales for the year ended December 31, 1998. During 1998 order trends and average selling prices weakened significantly reflecting the current economic and currency difficulties in Southeast Asia, the economic slowdown in Japan and the difficulties in the computer and computer peripherals industries. However, approximately 50% of the Company's production is currently in Taiwan, the cost of which has benefited from the weakened New Taiwan Dollar in relation to the U.S. dollar. Extended underutilization of the Company's manufacturing facilities, resulting in production inefficiency, could result in margin deterioration. There can be no assurance as to the extent or duration of the impact of these events on the Company.

RECENT ACCOUNTING PRONOUNCEMENTS

     During 1998 the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities and requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company is evaluating the impact SFAS 133 will have on its financial statements.

YEAR 2000

     The Company recognizes the importance of ensuring that neither its customers nor its business operations are disrupted as a result of the Year 2000 phenomenon. This phenomenon is a result of computer programs having been written using two digits (rather than four) to define the applicable year. Any information technology ("IT") systems that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations and systems failures. The problem also extends to many "non-IT" systems such as operating and control systems that rely on embedded chip systems. The Company, with the assistance of outside consulting resources, is centrally coordinating activities directed toward achieving global Year 2000 compliance. The primary areas of potential impact include business application systems, production equipment systems, suppliers, financial institutions, government agencies and environmental support organizations. None of the Company's products contain date sensitive or date processing logic.

     In 1996 the Company began an upgrade of its business applications software which includes the implementation of the full suite of JD Edwards ("JDE") financial, distribution and manufacturing applications. The JDE software was selected to add worldwide functionality and efficiency to the business processes of the Company as well as address Year 2000 exposure. The JDE financial and distribution modules have been installed and are Year 2000 compliant. The JDE manufacturing modules will be installed in 2000. The Company is currently modifying its existing manufacturing applications and expects them to be Year 2000 compliant by June 30, 1999.

     Since the Company's financial, distribution and manufacturing applications are expected to be Year 2000 compliant, incremental costs associated with achieving Year 2000 compliance beyond the scope of this project, estimated at less than $1.0 million, should not have a material effect on the Company's financial condition or results of operations and are being expensed as incurred.

     The Company has surveyed its suppliers, financial institutions, government agencies and others with which it does business to determine their Year 2000 readiness and coordinate conversion efforts. Approximately 65% of third party suppliers have responded to the Company's surveys. At the current time, respondents critical to the operations of the Company have indicated that they are, or reasonably believe that they will be, Year 2000 compliant. If a material risk arises, the Company is prepared to perform on-site visits to validate the accuracy of the information received and will test such systems where appropriate and possible. Additionally, the Company has established programs to ensure that future purchases of equipment and software are Year 2000 compliant. Costs incurred have been insignificant to date. At the current time, it is difficult for the Company to specifically identify its most reasonably likely worst case Year 2000 scenario.

     The Company does not expect Year 2000 issues to have a material adverse effect on its products, services, competitive position, financial condition or results of operations. However, the Company can give no assurance that the systems of other companies or government agencies on which the Company relies will be converted on time or that a failure to convert by another company or a conversion that is incompatible with the Company's systems would not have a material adverse effect on the Company.

     The disclosures contained herein constitute Year 2000 Readiness Statements pursuant to the Year 2000 Information and Readiness Disclosure Act, Public Law 105-271.

NEW EUROPEAN CURRENCY

     A new European currency (Euro) was introduced in January 1999 to replace the separate currencies of eleven individual countries. The Company will need to modify its payroll, benefits and pension systems, contracts with suppliers and customers and internal financial reporting systems to be able to process transactions in the new currency. A three-year transition period is given during which transactions may be made in the old currencies. This may require dual currency processes until the conversion is complete. The Company is identifying the issues involved and intends to develop and implement solutions. The cost of this effort is not expected to be material and will be expensed as incurred. There can be no assurance, however, that all problems will be foreseen and corrected, or that no material disruption of the Company's business will occur. The conversion to the Euro may have competitive implications on our pricing and marketing strategies; however, any such impact is not known at this time.

EFFECT OF INFLATION

     General Semiconductor attempts to minimize the effect of inflation on earnings by controlling its operating costs and selling prices. In the opinion of management, the rate of inflation has not had a material impact on the Company's results of operations.

FORWARD LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. The Company's Form 10-K for the year ended December 31, 1998, the Company's 1998 Annual Report to Stockholders, any Form 10-Q or Form 8-K of the Company, or any oral or written statements made by or on behalf of the Company, may include forward looking statements which reflect the Company's current views with respect to future events and financial performance. These forward looking statements are identified by their use of such terms and phrases as "intends," "intend," "intended," "goal," "estimate," "estimates," "expects," "expect," "expected," "project," "projects," "projected," "projections," "plans," "anticipates," "anticipated," "should," "designed to," "foreseeable future," "believe," "believes" and "scheduled" and similar expressions. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise.

     Reference is made to the cautionary statements contained in Exhibit 99 to this Form 10-K for a discussion of the factors that may cause actual results to differ from the results discussed in these forward looking statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
  Financial Statements of General Semiconductor, Inc.
  Management's Responsibility for Financial Statements......  21
  Independent Auditors' Report..............................  22
  Consolidated Financial Statements:
     Consolidated Balance Sheets -- as of December 31, 1998
      and 1997..............................................  23
     Consolidated Statements of Operations -- Years ended
       December 31, 1998, 1997 and 1996.....................  24
     Consolidated Statements of Stockholders'
      Equity -- Years ended
       December 31, 1998, 1997 and 1996.....................  25
     Consolidated Statements of Cash Flows -- Years ended
       December 31, 1998, 1997 and 1996.....................  26
  Notes to Consolidated Financial Statements.......  27 through 47

              MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

     Management is responsible for the preparation and accuracy of the consolidated financial statements and other information included in this report. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles using, where appropriate, management's best estimates and judgments.

     In meeting its responsibility for the reliability of the consolidated financial statements, management has developed and relies on the Company's system of internal accounting control. The system is designed to provide reasonable assurance that assets are safeguarded and that transactions are executed as authorized and are properly recorded. The system is augmented by written policies and procedures and an internal audit department.

     The Board of Directors reviews the consolidated financial statements and reporting practices of the Company through its Audit Committee, which is composed entirely of directors who are not officers or employees of the Company. The Audit Committee meets with the independent auditors, the internal auditor and management to discuss audit scopes and results and to consider internal control and financial reporting matters. Both the independent and internal auditors have direct unrestricted access to the Audit Committee. The entire Board of Directors reviews the Company's financial performance and financial plan.

Ronald A. Ostertag                           Andrew M. Caggia
Chairman, President and                      Senior Vice President and
Chief Executive Officer                      Chief Financial Officer

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders of
General Semiconductor, Inc.
Melville, New York

     We have audited the accompanying consolidated balance sheets of General Semiconductor, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of General Semiconductor, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Jericho, New York
February 3, 1999

                          GENERAL SEMICONDUCTOR, INC.

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT STOCK PAR VALUE)

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1998            1997
                                                              ------------    ------------
                                          ASSETS
Current Assets:
Cash and cash equivalents...................................    $  3,225        $  5,192
Accounts receivable, less allowance for doubtful accounts of
  $769 and $825, respectively...............................      59,643          54,077
Inventories.................................................      39,514          34,309
Prepaid expenses and other current assets...................      12,010           9,890
Deferred income taxes.......................................      13,738          14,263
                                                                --------        --------
          Total current assets..............................     128,130         117,731
Property, plant and equipment -- net........................     223,743         218,752
Excess of cost over fair value of net assets acquired, less
  accumulated amortization of $43,929 and $38,784,
  respectively..............................................     162,751         167,895
Deferred income taxes.......................................      29,376          26,509
Intangibles and other assets, less accumulated amortization
  of $11,099 and $9,228, respectively.......................      19,447          19,418
                                                                --------        --------
TOTAL ASSETS................................................    $563,447        $550,305
                                                                ========        ========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable............................................    $ 31,343        $ 38,332
Accrued expenses............................................      45,084          58,352
Current portion of long-term debt...........................          --           4,310
                                                                --------        --------
          Total current liabilities.........................      76,427         100,994
Long-term debt..............................................     286,000         263,764
Deferred income taxes.......................................      21,390          21,710
Other non-current liabilities...............................      74,283          77,476
                                                                --------        --------
          Total liabilities.................................     458,100         463,944
                                                                --------        --------
Commitments and Contingencies
Stockholders' Equity:
Preferred Stock, $0.01 par value; 20,000 shares authorized;
  no shares issued..........................................          --              --
Common Stock, $0.01 par value; 400,000 shares authorized;
  36,925 and 36,887 shares issued, respectively.............         369             369
Additional paid-in capital..................................         507              55
Retained earnings...........................................     111,842          93,308
                                                                --------        --------
                                                                 112,718          93,732
Less -- Treasury stock, at cost, 104 shares.................      (7,371)         (7,371)
                                                                --------        --------
          Total stockholders' equity........................     105,347          86,361
                                                                --------        --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................    $563,447        $550,305
                                                                ========        ========

                See notes to consolidated financial statements.

                          GENERAL SEMICONDUCTOR, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1998        1997        1996
                                                             --------    --------    --------
NET SALES..................................................  $401,144    $380,038    $361,891
                                                             --------    --------    --------
OPERATING COSTS AND EXPENSES:
  Cost of sales............................................   283,582     289,313     230,687
  Selling, general and administrative......................    46,802      44,668      42,594
  Research and development.................................     6,104       5,998       5,838
  Amortization of excess of cost over fair value of net
     assets acquired.......................................     5,145       5,143       5,154
  Restructuring............................................    12,324          --          --
                                                             --------    --------    --------
          Total operating costs and expenses...............   353,957     345,122     284,273
                                                             --------    --------    --------
OPERATING INCOME...........................................    47,187      34,916      77,618
Other expense-net..........................................       (71)        (42)        (51)
Interest expense-net.......................................   (20,026)    (14,353)    (10,396)
                                                             --------    --------    --------
INCOME FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES........................................    27,090      20,521      67,171
Provision for income taxes.................................    (8,556)    (11,649)    (27,407)
                                                             --------    --------    --------
INCOME FROM CONTINUING OPERATIONS..........................    18,534       8,872      39,764
DISCONTINUED OPERATIONS
Loss from discontinued operations, net of income tax
  expense of $22,073 in 1997 and income tax benefit of
  $20,026 in 1996..........................................        --      (2,939)    (41,628)
                                                             --------    --------    --------
NET INCOME (LOSS)..........................................  $ 18,534    $  5,933    $ (1,864)
                                                             ========    ========    ========
WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic....................................................    36,811      35,414      32,924
  Diluted..................................................    36,899      35,576      36,852
BASIC EARNINGS (LOSS) PER SHARE:
  Continuing operations....................................  $   0.50    $   0.25    $   1.20
  Discontinued operations..................................        --       (0.08)      (1.26)
                                                             --------    --------    --------
  Net income (loss)........................................  $   0.50    $   0.17    $  (0.06)
                                                             ========    ========    ========
DILUTED EARNINGS (LOSS) PER SHARE:
  Continuing operations....................................  $   0.50    $   0.25    $   1.15
  Discontinued operations..................................        --       (0.08)      (0.88)
                                                             --------    --------    --------
  Net income...............................................  $   0.50    $   0.17    $   0.27
                                                             ========    ========    ========

                See notes to consolidated financial statements.

                          GENERAL SEMICONDUCTOR, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                                ACCUMULATED OTHER
                                                                                               COMPREHENSIVE INCOME
                                                                                               --------------------      TOTAL
                              COMMON STOCK     ADDITIONAL                           UNEARNED        UNREALIZED          STOCK-
                             ---------------     PAID-IN     RETAINED    TREASURY   COMPEN-          GAIN ON           HOLDERS'
                             SHARES   AMOUNT     CAPITAL     EARNINGS     STOCK      SATION         INVESTMENT          EQUITY
                             ------   ------   -----------   ---------   --------   --------   --------------------   -----------
BALANCE, JANUARY 1, 1996...  31,509    $316    $   667,134   $ 256,416   $(7,246)   $(1,277)         $     --         $   915,343
Exercise of stock options
  and related tax
  benefit..................      40      --          3,475          --        --         --                --               3,475
Comprehensive income:
  Net loss.................      --      --             --      (1,864)       --         --                --                  --
Total comprehensive
  income...................      --      --             --          --        --         --                --              (1,864)
Amortization of unearned
  compensation.............      --      --             --          --        --        612                --                 612
Treasury stock
  transactions.............      --      --             --          --       (25)        --                --                 (25)
Conversion of Convertible
  Junior Subordinated
  Notes -- net.............   2,737      27        255,585          --        --         --                --             255,612
                             ------    ----    -----------   ---------   -------    -------          --------         -----------
BALANCE, DECEMBER 31,
  1996.....................  34,286     343        926,194     254,552    (7,271)      (665)               --           1,173,153
Exercise of stock options
  and related tax
  benefit..................     200       2         19,361          --        --         --                --              19,363
Comprehensive income:
  Net income...............      --      --             --       5,933        --         --                --                  --
  Unrealized gain on
    investment, net of
    tax....................      --      --             --          --                   --            22,018                  --
Total comprehensive
  income...................      --      --             --          --        --         --                --              27,951
Amortization of unearned
  compensation.............      --      --             --          --        --        243                --                 243
Treasury stock
  transactions.............      --      --             --          --      (100)        --                --                (100)
Conversion of Convertible
  Junior Subordinated
  Notes -- net.............   2,397      24        226,636          --        --         --                --             226,660
Distribution of General
  Instrument and
  Commscope................      --      --     (1,172,191)   (167,177)       --        422           (22,018)         (1,360,964)
Common stock issued........       4      --             55          --        --         --                --                  55
                             ------    ----    -----------   ---------   -------    -------          --------         -----------
BALANCE, DECEMBER 31,
  1997.....................  36,887     369             55      93,308    (7,371)         0                 0              86,361
Exercise of stock options
  and related tax
  benefit..................      38      --            452          --        --         --                --                 452
Comprehensive income:
  Net income...............      --      --             --      18,534        --         --                --                  --
Total comprehensive
  income...................                                                                                                18,534
                             ------    ----    -----------   ---------   -------    -------          --------         -----------
BALANCE, DECEMBER 31,
  1998.....................  36,925    $369    $       507   $ 111,842   $(7,371)   $    --          $     --         $   105,347
                             ======    ====    ===========   =========   =======    =======          ========         ===========

                See notes to consolidated financial statements.

                          GENERAL SEMICONDUCTOR, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1998       1997        1996
                                                              --------   ---------   ---------
OPERATING ACTIVITIES:
  Income from continuing operations.........................  $ 18,534   $   8,872   $  39,764
  Adjustments to reconcile income from continuing operations to net cash provided by continuing operating
     activities:
     Depreciation and amortization..........................    24,982      24,232      22,613
     Asset write-off in conjunction with restructuring......     3,865          --          --
     Changes in assets and liabilities, net of effect of
       business acquired:
       Accounts receivable..................................    (5,565)    (13,335)      9,190
       Inventories..........................................    (5,204)      2,465      (8,028)
       Prepaid expenses and other current assets............    (2,694)     (3,208)        663
       Other non-current assets.............................      (766)        666          44
       Deferred income taxes................................    (2,662)     (1,236)     14,736
       Accounts payable and accrued expenses................     5,151       9,274     (12,655)
       Other non-current liabilities........................    (3,193)      1,685        (222)
     Other..................................................      (689)       (331)      2,014
                                                              --------   ---------   ---------
Net cash provided by continuing operating activities........    31,759      29,084      68,119
                                                              --------   ---------   ---------
Cash (used in) provided by discontinued operations..........   (25,177)    145,452    (225,227)
                                                              --------   ---------   ---------
INVESTING ACTIVITIES:
  Expenditures for property, plant and equipment............   (26,898)    (29,208)    (60,299)
  Proceeds from sale (purchases) of short-term
     investments............................................        --      24,974     (24,974)
  Proceeds from sale of assets..............................        --       3,000       4,368
  Payment for business acquired.............................        --      (8,982)         --
                                                              --------   ---------   ---------
Net cash used in investing activities.......................   (26,898)    (10,216)    (80,905)
                                                              --------   ---------   ---------
FINANCING ACTIVITIES:
  Costs associated with the issuance of debt and Common
     Stock..................................................        --      (1,130)     (1,053)
  Net proceeds from (repayments of ) revolving credit
     facilities.............................................    64,000    (192,000)    231,000
  Redemption of Convertible Junior Subordinated Notes.......        --        (245)     (6,440)
  Principal repayment of debt...............................   (46,074)     (4,310)     (4,310)
  Proceeds from exercise of stock options...................       423      18,305       2,686
                                                              --------   ---------   ---------
Net cash provided by (used in) financing activities.........    18,349    (179,380)    221,883
                                                              --------   ---------   ---------
Decrease in cash and cash equivalents.......................    (1,967)    (15,060)    (16,130)
Cash and cash equivalents, beginning of year................     5,192      20,252      36,382
                                                              --------   ---------   ---------
Cash and cash equivalents, end of year......................  $  3,225   $   5,192   $  20,252
                                                              ========   =========   =========
SUPPLEMENTAL CASH FLOW INFORMATION, RELATING TO CONTINUING AND DISCONTINUED OPERATIONS:
  Income taxes paid.........................................  $  9,776   $  37,224   $  55,647
  Interest paid.............................................  $ 19,677   $  32,033   $  41,766

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

     General Instrument Corporation ("GI") (i) transferred all the assets and liabilities relating to the manufacture and sale of broadband communications products used in the cable television, satellite, and telecommunications industries and all rights to the related GI trademarks to its wholly-owned subsidiary NextLevel Systems, Inc. ("NextLevel"), and all the assets and liabilities relating to the manufacture and sale of coaxial, fiber optic and other electric cable used in the cable television, satellite and other industries to its wholly-owned subsidiary CommScope, Inc. ("CommScope") and (ii) distributed all of the outstanding shares of capital stock of each of NextLevel and CommScope to its stockholders on a pro rata basis as a dividend (the "Distribution") in a transaction that was finalized on July 28, 1997 (the "Distribution Date"). On the Distribution Date, NextLevel and CommScope began operating as independent entities with publicly traded common stock. GI retained no ownership interest in either NextLevel or CommScope. Concurrent with the Distribution, GI changed its name to General Semiconductor, Inc. and effected a one for four reverse stock split (the "Stock Split"). On February 2, 1998 NextLevel changed its name to General Instrument Corporation ("General Instrument").

     In this report, all share and per share amounts have been retroactively restated to reflect the Stock Split. In addition, the number of common shares issued have been adjusted to reflect the Stock Split and an amount equal to the par value of the reduction of the shares has been transferred from common stock to additional paid-in capital as of January 1, 1996, the earliest period reported.

     The revenues, costs and expenses and cash flows of the businesses transferred to General Instrument and CommScope (the "Discontinued Operations"), have been excluded from the respective captions in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows and have been reported through the Distribution Date as "Income (Loss) from discontinued operations", net of applicable income taxes and as "Cash (used in) provided by discontinued operations" for all periods presented. For the purpose of governing certain of the ongoing relationships among General Semiconductor, General Instrument and CommScope after the Distribution, these entities entered into various agreements that provide for an orderly transition, the separation and distribution of the operating assets and liabilities and pension plan assets and liabilities of GI, as well as tax sharing, and other matters.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation. The accompanying consolidated financial statements include the accounts of General Semiconductor and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

     Use of Estimates. The preparation of the accompanying consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the

                          GENERAL SEMICONDUCTOR, INC.

date of the financial statements and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates.

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

     Long-Lived Assets. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying values of such assets may not be recoverable. The Company evaluates the carrying values of such assets using future undiscounted cash flows.

     Revenue Recognition. The Company recognizes revenue when products are shipped with appropriate provisions for uncollectible accounts and credits for returns.

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

     Comprehensive Income. In 1998 the Company adopted SFAS No. 130, "Reporting Comprehensive Income". This statement establishes rules for the reporting of comprehensive income and its components. Comprehensive income is presented in the Consolidated Statement of Stockholders' Equity. The adoption of

                          GENERAL SEMICONDUCTOR, INC.

SFAS 130 had no impact on total stockholders' equity. Prior year financial statements have been reclassified to conform to the SFAS 130 requirements.

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

4.  INVENTORIES

     Inventories consist of:

                                                     DECEMBER 31,    DECEMBER 31,
                                                         1998            1997
                                                     ------------    ------------
Raw materials......................................    $ 5,139         $ 7,181
Work in process....................................     14,181          12,052
Finished goods.....................................     20,194          15,076
                                                       -------         -------
Total..............................................    $39,514         $34,309
                                                       =======         =======

5.  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of:

                                                     DECEMBER 31,    DECEMBER 31,
                                                         1998            1997
                                                     ------------    ------------
Land and land improvements.........................   $  76,321       $  76,328
Buildings, improvements and leasehold
  improvements.....................................      64,106          63,485
Machinery and equipment............................     232,690         208,067
                                                      ---------       ---------
                                                        373,117         347,880
Accumulated depreciation...........................    (149,374)       (129,128)
                                                      ---------       ---------
Property, plant and equipment, net.................   $ 223,743       $ 218,752
                                                      =========       =========

     Depreciation expense aggregated $18.0 million, $16.8 million and $14.4 million for 1998, 1997 and 1996, respectively.

                          GENERAL SEMICONDUCTOR, INC.

6.  ACCRUED EXPENSES

     Accrued expenses consist of:

                                                     DECEMBER 31,    DECEMBER 31,
                                                         1998            1997
                                                     ------------    ------------
Salaries and compensation liabilities..............    $14,355         $14,849
Distribution and reorganization liabilities........         --          18,734
Restructuring liabilities..........................      7,809              --
Benefit plan liabilities...........................      7,709           4,916
Other..............................................     15,211          19,853
                                                       -------         -------
Total..............................................    $45,084         $58,352
                                                       =======         =======

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

     On November 6, 1998 the Company announced a restructuring plan designed to enhance the interface of operations and customers, to improve its cost structure, efficiency and its competitive position and to accelerate growth. The restructuring included reducing the workforce by decentralizing certain purchasing, marketing, finance and research and development functions and providing early retirement to a group of employees, closing two sales offices and writing off assets related to an unprofitable product that will no longer be manufactured. Restructuring charges recorded in the fourth quarter included approximately $8.4 million in charges primarily related to severance and early retirement costs and $3.9 million in non-cash charges for asset write-offs.

7.  OTHER NON-CURRENT LIABILITIES

     Other non-current liabilities consist of:

                                                     DECEMBER 31,    DECEMBER 31,
                                                         1998            1997
                                                     ------------    ------------
Environmental liabilities..........................    $29,363         $32,415
Benefit plan liabilities...........................     35,596          36,070
Other..............................................      9,324           8,991
                                                       -------         -------
Total..............................................    $74,283         $77,476
                                                       =======         =======

8.  INCOME TAXES

     General Semiconductor, General Instrument and CommScope entered into a tax sharing agreement (the "Tax Sharing Agreement") that defines the parties' rights and obligations with respect to federal, state and other income or franchise taxes related to the businesses of GI for tax periods prior to, including and following the Distribution and with respect to certain other tax matters. General Instrument is responsible for consolidated federal income taxes, consolidated or combined state income taxes and separate state income taxes of GI and its subsidiaries and preparation and filings of the applicable returns through July 25, 1997. Such liability was determined assuming a closing of the books on July 25, 1997. Liability for foreign income taxes and other taxes was generally allocated to the legal entity on which such taxes were imposed except that liability for taxes relating to the transferred businesses (as defined in the Tax Sharing Agreement) were generally allocated to General Instrument.

                          GENERAL SEMICONDUCTOR, INC.

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

     The domestic and foreign components of income from continuing operations before income taxes is:

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1998       1997       1996
                                                        -------    -------    -------
Domestic..............................................  $ 8,141    $16,354    $62,084
Foreign...............................................   18,949      4,167      5,087
                                                        -------    -------    -------
Total.................................................  $27,090    $20,521    $67,171
                                                        =======    =======    =======

     The components of the provision for income taxes are as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1998       1997       1996
                                                        -------    -------    -------
Current:
Federal...............................................  $ 3,848    $ 4,691    $ 9,477
Foreign...............................................    6,539      2,754      2,842
State.................................................      831      2,200        922
                                                        -------    -------    -------
                                                         11,218      9,645     13,241
                                                        -------    -------    -------
Deferred:
Federal...............................................      (11)     3,066      9,472
Foreign...............................................   (2,478)    (1,325)     3,129
State.................................................     (173)       263      2,015
                                                        -------    -------    -------
                                                         (2,662)     2,004     14,616
                                                        -------    -------    -------
Net change in valuation allowance.....................       --         --       (450)
                                                        -------    -------    -------
Provision for income taxes............................  $ 8,556    $11,649    $27,407
                                                        =======    =======    =======

     The following table presents the principal reasons for the difference between the actual income tax provision and the tax provision computed by applying the U.S. federal statutory income tax rate to income from continuing operations before income taxes:

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1998       1997       1996
                                                        -------    -------    -------
Federal income tax provision at 35%...................  $ 9,482    $ 7,182    $23,510
Valuation allowance benefit...........................       --         --       (450)
State income taxes-net of federal benefit.............      428      1,601      1,909
Foreign operations....................................   (2,166)     1,470      1,805
Non-deductible expenses...............................    1,945        914      1,844
Other-net.............................................   (1,133)       482     (1,211)
                                                        -------    -------    -------
Provision for income taxes............................  $ 8,556    $11,649    $27,407
                                                        =======    =======    =======
Effective income tax rate.............................     31.6%      56.8%      40.8%

                          GENERAL SEMICONDUCTOR, INC.

     Income taxes related to foreign operations in 1998, 1997 and 1996 reflect the Company's ability to recognize the benefit of foreign tax credits.

     Deferred income taxes recorded in the accompanying consolidated balance sheets are comprised of:

                                              DECEMBER 31, 1998                 DECEMBER 31, 1997
                                       -------------------------------   -------------------------------
                                        ASSET     LIABILITY     NET       ASSET     LIABILITY     NET
                                       --------   ---------   --------   --------   ---------   --------
Current Deferred Income Taxes:
Accounts receivable and inventory
  reserves...........................  $  3,845    $    --    $  3,845   $  2,177    $    --    $  2,177
Product and warranty liabilities.....       332         --         332        437         --         437
Employee benefits....................     5,213         --       5,213      5,576         --       5,576
Other current........................     4,348         --       4,348      6,073         --       6,073
                                       --------    -------    --------   --------    -------    --------
                                       $ 13,738    $    --    $ 13,738   $ 14,263    $    --    $ 14,263
                                       ========    =======    ========   ========    =======    ========
Non-Current Deferred Income Taxes:
Domestic capital loss
  carryforwards......................  $ 17,518    $    --    $ 17,518   $ 17,518    $    --    $ 17,518
Fixed and intangible assets..........    (6,041)        --      (6,041)    (4,745)     1,081      (5,826)
Environmental liabilities............    11,158         --      11,158     12,318         --      12,318
Employee benefits....................    12,188         --      12,188     12,535        205      12,330
Other non-current....................    14,330     21,390      (7,060)     8,660     20,424     (11,764)
Valuation allowance..................   (19,777)        --     (19,777)   (19,777)        --     (19,777)
                                       --------    -------    --------   --------    -------    --------
                                       $ 29,376    $21,390    $  7,986   $ 26,509    $21,710    $  4,799
                                       ========    =======    ========   ========    =======    ========

     In accordance with the Tax Sharing Agreement, approximately $17.8 million of deferred tax assets related to the Company were allocated to General Instrument in connection with the Distribution.

     Deferred taxes have not been provided on undistributed earnings of certain foreign operations of $14.3 million and $9.9 million in 1998 and 1997, respectively, as those earnings are considered to be permanently reinvested. Determining the tax liability that would arise if these amounts were remitted is not practicable.

     The valuation allowance at December 31,1998 relates principally to domestic capital loss carryforwards, which expire in 2002. The valuation allowance will be reduced when and if the Company generates domestic capital gains.

     During 1996 the Company settled certain tax matters which resulted in credits to excess of cost over fair value of net assets acquired of $1.8 million since such matters related to the period prior to August 1990, when affiliates of Forstmann Little & Co., a private investment firm, acquired the Company.

9.  LONG-TERM DEBT

     Long-term debt consists of:

                                             DECEMBER 31, 1998    DECEMBER 31, 1997
                                             -----------------    -----------------
Senior bank indebtedness:
  Revolving credit facility................      $286,000             $222,000
  Taiwan loan..............................            --               46,074
                                                 --------             --------
                                                  286,000              268,074
Less current maturities....................            --                4,310
                                                 --------             --------
Long-term debt.............................      $286,000             $263,764
                                                 ========             ========

                          GENERAL SEMICONDUCTOR, INC.

     In July 1997, the Company entered into a bank credit agreement, which was amended in December 1998, (as amended, the "Credit Agreement") which provides for a $350.0 million secured revolving credit facility that matures on December 31, 2002. The Credit Agreement requires the Company to pay a facility fee on the total commitment. The Credit Agreement permits the Company to choose between two interest rate options: the Adjusted Base Rate (as defined in the Credit Agreement), or a Eurodollar rate (LIBOR) plus a margin which varies based on the Company's ratio of indebtedness to earnings before interest, taxes, depreciation and amortization as defined in the Credit Agreement. The facility fee also varies based on that ratio. The Company is also able to set interest rates through a competitive bid procedure. The Credit Agreement, contains financial and operating covenants, including limitations on guarantee obligations, liens, sale of assets, indebtedness, investments, capital expenditures, payment of dividends and leases, and requires the maintenance of certain financial ratios. In addition, certain changes in control of the Company would cause an event of default under the Credit Agreement. The December 1998 amendment amended certain covenant compliance calculations to provide the Company with greater flexibility to execute the restructuring announced on November 6, 1998. At December 31, 1998 the Company was in compliance with all such amended covenants.

     At December 31, 1997 the Company had a $60 million loan agreement with a consortium of banks in Taiwan. On February 26, 1998 the Company consolidated its debt and repaid the entire Taiwan loan balance of $46.1 million with proceeds from borrowings under the Credit Agreement.

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

     The Company repaid the GI revolving credit facility in July 1997 utilizing a combination of the bank credit facility described above and amounts received from General Instrument and CommScope at the Distribution Date totaling $170.1 million.

     The Company entered into two interest rate swap transactions with a term of one year beginning on January 22, 1998. Pursuant to these agreements it paid a fixed interest rate averaging 5.96% on a notional amount of $100 million and received interest on the $100 million notional amount based on a three month LIBOR rate set quarterly beginning on January 22, 1998. The fair value of the swaps as of December 31, 1998 was $(0.2) million. During February 1998, the Company purchased two interest rate caps each with a notional amount of $50 million. The caps became effective on April 27, 1998 and June 29, 1998 with terms of nine months and six months, respectively. Under the terms of the caps, the Company was paid an amount equal to the excess, if any, of three month LIBOR above 6% multiplied by the notional amounts. The cost of the caps was immaterial. The purpose of the swap agreement and the caps is to reduce its amount of debt subject to floating interest rates.

     The weighted average interest rate on the Company's long-term debt at December 31, 1998 and 1997 was 5.8% and 6.6%, respectively.

                          GENERAL SEMICONDUCTOR, INC.

     Net interest expense included in the 1996 and 1997 Consolidated Statement of Operations through the Distribution Date represents an allocation based upon General Semiconductor's net assets as a percentage of total assets of GI.

10.  COMMITMENTS AND CONTINGENCIES

     The Company leases office space, manufacturing facilities and transportation and other equipment under operating leases which expire at various dates through the year 2004. Rent expense was $5.4 million, $3.3 million and $2.9 million in 1998, 1997 and 1996, respectively.

     Future minimum lease payments required under operating leases as of December 31, 1998 are:

1999......................................................    $4,454
2000......................................................     3,028
2001......................................................     1,853
2002......................................................     1,255
2003......................................................     1,119
Thereafter................................................       295

     The Company has approximately $11.0 million in letters of credit outstanding at December 31, 1998.

     Environmental Matters. The Company is subject to various federal, state, local and foreign laws and regulations governing environmental matters, including the use, discharge and disposal of hazardous materials. The Company's manufacturing facilities are believed to be in substantial compliance with current laws and regulations. Complying with current laws and regulations has not had a material adverse effect on the Company's financial condition. In connection with the Distribution, the Company retained the obligations with respect to environmental matters relating to its discontinued operations and its status as a "potentially responsible party." The Company is presently engaged in the remediation of eight discontinued operations in six states, and is a de minimus "potentially responsible party" at five hazardous waste sites in four states.

     The Company has engaged independent consultants to assist management in evaluating potential liabilities related to environmental matters. Management assesses the input from these independent consultants along with other information known to the Company in its effort to continually monitor these potential liabilities. Management assesses its environmental exposure on a site-by-site basis, including those sites where the Company has been named as a "potentially responsible party". Such assessments include the Company's share of remediation costs, information known to the Company concerning the size of the hazardous waste sites, their years of operation and the number of past users and their financial viability. The Company has a reserve recorded for environmental matters of $31.9 million at December 31, 1998 ($34.9 million at December 31,
1997). While the ultimate outcome of these matters cannot be determined, management does not believe that the final disposition of these matters will have a material adverse effect on the Company's financial position, results of operations or cash flows beyond the amounts previously provided for in the financial statements.

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

     Litigation. A securities class action is presently pending in the United States District Court for the Northern District of Illinois, Eastern Division, In Re General Instrument Corporation Securities Litigation. This action, which consolidates numerous class action complaints filed in various courts between October 10 and October 27, 1995, is brought by plaintiffs, on their own behalf and as representatives of a class of

                          GENERAL SEMICONDUCTOR, INC.

purchasers of GI common stock during the period March 21, 1995 through October 18, 1995. The complaint alleges that prior to the Distribution, GI and certain of its officers and directors, as well as Forstmann Little & Co. and certain related entities, violated the federal securities laws, namely, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), by allegedly making false and misleading statements and failing to disclose material facts about GI's planned shipments in 1995 of its CFT-2200 and DigiCipher II products. Also pending in the same court, under the same name, is a derivative action brought on behalf of GI. The derivative action alleges that the members of GI's Board of Directors, several of its officers and Forstmann Little & Co. and related entities have breached their fiduciary duties by reason of the matter complained of in the class action and the defendants' alleged use of material non-public information to sell shares of GI common stock for personal gain.

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

     In connection with the Distribution, General Instrument (formerly "NextLevel Systems, Inc.") agreed to indemnify the Company with respect to its obligations, if any, arising out of or relating to In Re General Instrument Corporation Securities Litigation (including the derivative action), and the BKP Partners, L.P. v. General Instrument Corp. litigation. Therefore, management is of the opinion that the resolution of these matters will have no effect on the Company's consolidated financial position, results of operations or cash flows.

     General Semiconductor is not a party to any pending legal proceedings other than various claims and lawsuits arising in the normal course of business and those for which they are indemnified. Management is of the opinion that such litigation or claims will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

11.  EMPLOYEE BENEFITS

     In February 1998, the Financial Accounting Standards Board issued SFAS No. 132 "Employer' Disclosures about Pensions and Other Post-Retirement
Benefits -- an amendment of FASB Statement No. 87, 88 and 106." SFAS 132 revises employers' disclosures about pension and other post-retirement benefit plans. It does not change the measurement of recognition of those plans. The Company has adopted the provisions of SFAS 132 in their disclosures below.

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

                          GENERAL SEMICONDUCTOR, INC.

     Net periodic pension cost consists of:

                                                       YEAR ENDED DECEMBER 31
                                  -----------------------------------------------------------------
                                         1998                   1997                   1996
                                  -------------------    -------------------    -------------------
                                  DOMESTIC    FOREIGN    DOMESTIC    FOREIGN    DOMESTIC    FOREIGN
                                  --------    -------    --------    -------    --------    -------
Service cost....................  $   482     $2,513     $   407     $ 2,746    $   325     $ 2,968
Interest........................    5,209      3,040       5,117       3,301      4,616       3,503
Expected return on plan
  assets........................   (5,979)      (853)     (5,620)     (1,185)    (5,670)     (1,663)
Transition (asset) obligation...       --        160          --         188         --          --
Amortization of prior service
  costs.........................      (12)        --         (12)         --        878         906
Recognized actuarial (gain) or
  loss..........................      198        522           2         756         --          --
                                  -------     ------     -------     -------    -------     -------
Net periodic pension cost
  (income)......................  $  (102)    $5,382     $  (106)    $ 5,806    $   149     $ 5,714
                                  =======     ======     =======     =======    =======     =======

     The status of the Company's continuing pension plans and the related amounts recorded in the accompanying consolidated balance sheets are:

                                                     DECEMBER 31, 1998       DECEMBER 31, 1997
                                                    --------------------    --------------------
                                                    DOMESTIC    FOREIGN     DOMESTIC    FOREIGN
                                                    --------    --------    --------    --------
Change in Benefit Obligation
  Benefit obligation at beginning of year.........  $75,741     $ 46,863    $65,431     $ 60,586
     Service cost.................................      482        2,513        407        2,746
     Interest cost................................    5,209        3,040      5,117        3,301
     Actuarial (gain) or loss.....................    4,499         (174)     9,034        2,086
     Impact of foreign exchange...................       --          885         --       (8,119)
     Benefits paid................................   (5,646)      (2,540)    (4,248)        (151)
     Curtailment loss.............................       --           --         --        3,272
     Settlement payment...........................       --           --         --      (16,858)
                                                    -------     --------    -------     --------
  Benefit obligation at end of year...............   80,285       50,587     75,741       46,863
                                                    -------     --------    -------     --------
Change in Plan Assets
  Fair value of plan assets at beginning of
     year.........................................   78,539       11,018     67,599       23,944
     Actual return on plan assets (net of
       expenses)..................................   13,012        1,132     15,188          999
     Employer contributions.......................       --        2,543         --        6,568
     Impact of foreign exchange...................       --          155         --       (3,484)
     Benefits paid................................   (5,646)      (2,540)    (4,248)     (17,009)
                                                    -------     --------    -------     --------
  Fair value of plan assets at end of year........   85,905       12,308     78,539       11,018
                                                    -------     --------    -------     --------
Reconciliation of the Funded Status
  Funded status...................................    5,620      (38,279)     2,798      (35,845)
  Unrecognized transition (asset) or obligation...       --        1,523         --        1,670
  Unrecognized prior service cost.................      (65)          --        (77)          --
  Unrecognized actuarial (gain) or loss...........   (3,567)      11,496       (834)      12,451
                                                    -------     --------    -------     --------
  Asset (liability) recognized at year-end........  $ 1,988     $(25,260)   $ 1,887     $(21,724)
                                                    =======     ========    =======     ========
Actuarial assumptions:
  Discount rate...................................     6.75%       6.75%       7.00%       6.75%
  Investment return...............................     9.00%       7.00%       9.00%       7.00%
  Compensation increases..........................     4.75%       6.00%       4.75%       6.00%

                          GENERAL SEMICONDUCTOR, INC.

     The domestic pension plans consist principally of a qualified retirement plan which has satisfied the full funding limitation requirements under the Employee Retirement Income Security Act of 1974 ("ERISA"). The Company made no contributions to the plan in 1998 or 1997. Contributions to the plan in 1996 were $3.8 million. Domestic plan assets consist of fixed income and equity securities. The Company also has an unfunded supplemental retirement plan for certain members of management. Net pension cost and accrued pension obligations for this plan are included in the amounts above.

     The foreign pension plans consist principally of a Taiwan and a German pension plan which are funded in accordance with statutory requirements. Foreign pension contributions were $2.7 million in 1996. Foreign plan assets principally consist of fixed income securities.

     Defined Contribution Plans. The Company maintains defined contribution plans covering all domestic non-union employees and employees in Ireland and France. Company contributions were $0.7 million in 1998 and 1997 and $0.4 million in 1996.

     Postretirement Benefits other than Pensions. The Company maintains an unfunded contributory group medical plan (the "Plan") for all full-time U.S. employees not covered by a collective bargaining agreement who meet defined age and service requirements. The Company recognizes the cost of providing and maintaining postretirement benefits during employees' active service periods. The Plan is the primary provider of benefits for retirees up to age 65. After age 65, Medicare becomes the primary provider. Net periodic postretirement benefit cost consists of:

                                                             YEAR ENDED DECEMBER 31,
                                                             -----------------------
                                                             1998     1997     1996
                                                             -----    -----    -----
Service cost...............................................  $  91    $  87    $  78
Interest...................................................    918      891      872
Amortization of prior service cost.........................   (383)    (383)    (383)
Recognized actuarial (gain) or loss........................    135       12       --
                                                             -----    -----    -----
Net periodic postretirement benefit cost...................  $ 761    $ 607    $ 567
                                                             =====    =====    =====

     The status of the Plan and the related amounts recorded in the accompanying consolidated balance sheets are:

                                                             DECEMBER 31,    DECEMBER 31,
                                                                 1998            1997
                                                             ------------    ------------
Change in Benefit Obligation
  Benefit obligation at beginning of year..................    $ 13,286        $ 11,888
     Service cost..........................................          91              87
     Interest cost.........................................         918             891
     Actuarial (gain) or loss..............................       2,056           1,932
     Benefits paid.........................................      (2,424)         (1,512)
                                                               --------        --------
  Benefit obligation at end of year........................      13,927          13,286
                                                               --------        --------
Change in Plan Assets
  Fair value of plan assets at beginning of year...........          --              --
     Actual return on plan assets..........................          --              --
     Employer contributions................................       2,424           1,512
     Benefits paid.........................................      (2,424)         (1,512)
                                                               --------        --------
  Fair value of plan assets at end of year.................          --              --
                                                               --------        --------

                          GENERAL SEMICONDUCTOR, INC.

                                                             DECEMBER 31,    DECEMBER 31,
                                                                 1998            1997
                                                             ------------    ------------
Reconciliation of the Funded Status
  Funded status............................................     (13,927)        (13,286)
  Unrecognized transition (asset) or obligation............          --              --
  Unrecognized prior service cost..........................      (4,834)         (5,217)
  Unrecognized actuarial (gain) or loss....................       4,955           3,033
                                                               --------        --------
  Accrued benefit liability at year end....................    $(13,806)       $(15,470)
                                                               ========        ========
Actuarial assumptions:
  Discount rate............................................        6.75%           7.00%
  Expected return on plan assets...........................         N/A             N/A

     The assumed rate of future increases in health care costs for 1998 and 1997 was 11.25% and 12.5%, respectively, for pre-age 65 retirees, and 9% and 10%, respectively, for post-age 65 retirees, and is expected to decline to 6% by the year 2003 for pre-age 65 retirees and by the year 2005 for post-age 65 retirees, respectively. Under the Plan, the actuarially determined effect of a one percentage point increase in the assumed health care cost trend rate on annual net postretirement benefit cost and the APBO would be $1.4 million and $1.3 million, respectively, for 1998 and 1997.

     In accordance with the Employee Benefits Allocation Agreement, approximately $8.0 million of net pension liabilities related to the Company were transferred to General Instrument in connection with the Distribution for the year ended December 31, 1997.

     Postemployment Benefits other than Pensions. The postemployment benefits obligation relates principally to medical costs for former employees on long-term disability. As of December 31, 1998 and 1997 $1.0 million and $0.9 million was accrued for postemployment benefits, respectively.

12.  STOCKHOLDERS' EQUITY

     Distribution. GI distributed all of its outstanding shares of capital stock of each of General Instrument and CommScope to its stockholders on a pro rata basis as a dividend in a transaction that was consummated on July 28, 1997. Approximately 147.3 million shares of General Instrument Common Stock, based on a ratio of one for one, were distributed to GI's stockholders of record on July 25, 1997. On July 28, 1997 approximately 49.1 million shares of CommScope Common Stock, based on a ratio of one for three, were distributed to General Instrument stockholders of record on that date. General Semiconductor (formerly GI) retained no ownership interest in either General Instrument or CommScope. Additionally, immediately following the Distribution, General Semiconductor effected a one for four reverse stock split.

     Stock Option Plan. Following the Distribution, the Company continued in effect the 1993 Long-Term Incentive Plan, renamed the Amended and Restated General Semiconductor, Inc. 1993 Long-Term Incentive Plan (the "1993 LTIP") as adjusted to reflect the Distribution and Stock Split. Stock options granted generally vest ratably over a three year period beginning on the first anniversary from the date granted, expire after ten years and have exercise prices equal to the market value of the Company's common stock at the date of grant.

     In May 1998, the stockholders of the Company approved the adoption of the General Semiconductor, Inc. 1998 Long-Term Incentive Plan (the "1998 LTIP") which provides for the granting of stock options, stock appreciation rights, restricted stock, performance units, performance shares and phantom stock to employees of the Company and its subsidiaries and the granting of stock options to directors of the Company. The 1998 LTIP replaces the Company's 1993 LTIP. No further awards or options were granted pursuant to the 1993 LTIP. All shares available for future grant under the 1993 LTIP and those shares in respect of

                          GENERAL SEMICONDUCTOR, INC.

options or awards granted or issued pursuant to the 1993 LTIP which are subsequently forfeited, expired or otherwise terminate without having been exercised will be added to the number of shares available for grant under the 1998 LTIP.

     The following table summarizes stock option activity relating to the Company's 1993 LTIP and 1998 LTIP (collectively, the "LTIP Plans") since the Distribution.

                                                        NUMBER      WEIGHTED-
                                                          OF         AVERAGE
                                                        SHARES    EXERCISE PRICE
                                                        ------    --------------
Outstanding at Distribution Date......................  2,838         $11.77
Granted...............................................    195          14.94
Cancelled.............................................    (17)         12.00
                                                        -----
Options outstanding at December 31, 1997..............  3,016         $11.98
Granted...............................................  1,715           8.96
Exercised.............................................    (38)         11.28
Cancelled.............................................    (69)         12.03
                                                        -----
Options outstanding at December 31, 1998..............  4,624         $10.86
                                                        =====

     For the period January 1, 1997 through the Distribution, 8,422 options to purchase GI common stock were granted, 798 options were exercised and 4,032 options were canceled. The weighted-average exercise price of these options (unadjusted for the Distribution and Stock Split) was $23.14, $22.95 and $29.50, respectively. At the Distribution Date, all unexercised GI stock options held by General Semiconductor employees and certain Directors of GI were converted into General Semiconductor stock options. For the holders of unexercised General Semiconductor stock options, the number of options was adjusted and all exercise prices were decreased immediately following the Distribution to preserve the economic value of the options that existed prior to the Distribution Date.

     The following table summarizes information about stock options outstanding and exercisable under the Company's LTIP Plans.

                             SHARES UNDER OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                         -----------------------------------------    -------------------------
                            NUMBER        WEIGHTED-                      NUMBER
                         OUTSTANDING       AVERAGE       WEIGHTED-    EXERCISABLE     WEIGHTED-
                              AT          REMAINING       AVERAGE          AT          AVERAGE
RANGE OF                 DECEMBER 31,    CONTRACTUAL     EXERCISE     DECEMBER 31,    EXERCISE
EXERCISE PRICES              1998        TERM (YEARS)      PRICE          1998          PRICE
---------------          ------------    ------------    ---------    ------------    ---------
$1.48 to $11.60......       1,382            8.7          $ 7.37           258         $ 8.35
$11.75 to $12.06.....       1,613            8.0          $11.75           705         $11.75
$12.36 to $14.94.....       1,629            7.4          $12.94           907         $13.02
                            -----                                        -----
                            4,624            8.0          $10.86         1,870         $11.90
                            =====                                        =====

     At December 31, 1998 and 1997, 3.8 million shares and 0.7 million shares, respectively, were reserved for future awards under the Company's LTIP Plans. The tax benefits arising from stock options exercised during the years ended December 31, 1998, 1997 and 1996 in the amount of $0.1 million, $1.1 million, and $0.8 million, respectively, were recorded in stockholders' equity as additional paid-in capital.

     In addition, under the provisions of the Incentive Plan, the Company issued 4 thousand shares of Common Stock to certain members of its Board of Directors during the year ended December 31, 1997.

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its LTIP Plans. Since the exercise price of all stock

                          GENERAL SEMICONDUCTOR, INC.

options granted under the LTIP Plans in 1998, 1997 and 1996 was equal to the closing price of the Common Stock on the New York Stock Exchange on the date of grant, no compensation expense has been recognized by the Company for its stock-based compensation plan during these years other than for restricted stock agreements. Compensation expense, relating to both continuing and discontinued operations, would have been $5.4 million, $27.1 million and $21.9 million in 1998, 1997 and 1996, respectively, had compensation cost for stock options awarded during these years under the Company's stock option agreements been determined based upon the fair value at the grant date consistent with the methodology prescribed under SFAS No. 123, "Accounting for Stock-Based Compensation". The Company's pro forma net income (loss) and diluted earnings
(loss) per share would have been $15.2 million and $0.41 per share for 1998, $(10.9) million and $(0.31) per share for 1997 and $(15.2) million and $(0.46) per share for 1996. The estimated weighted-average per share fair value of the options granted during 1998 was $4.18, was $9.70 January 1, 1997 through the Distribution Date, $6.38 for the remainder of 1997 and $10.80 for 1996, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                              1998    1997    1996
                                                              ----    ----    ----
Expected life (years).......................................  4.0      4.0    4.0
Risk-free interest rate.....................................  4.81%   6.39%   6.18%
Expected volatility-pre-Distribution........................  N/A       43%    43%
Expected volatility-post-Distribution.......................   54%      45%   N/A
Expected dividend yield.....................................    0%       0%     0%

     The pro forma effect on net income (loss) and earnings (loss) per share for 1998, 1997 and 1996 may not be representative of the pro forma effect in future years because it includes compensation cost on a straight-line basis over the vesting periods of the grants and does not take into consideration the pro forma compensation costs for grants made prior to 1995.

     Stockholder Rights Plan. On January 6, 1997 the Board of Directors adopted a stockholder rights plan designed to protect stockholders from various abusive takeover tactics, including attempts to acquire control of the Company at an inadequate price. Under the rights plan, which was amended in March 1999, each stockholder, subsequent to the distribution date of January 24, 1997, receives a dividend of one right for each outstanding share of Common Stock. The rights are attached to, and presently only trade with, the Common Stock and currently are not exercisable. Except as specified below, upon becoming exercisable, all rights holders will be entitled to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock ("Participating Preferred Stock") at a price of $100.

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

                          GENERAL SEMICONDUCTOR, INC.

Stock are entitled to receive dividends, if declared by the Board of Directors, from funds legally available. Each share of Participating Preferred Stock is entitled to one thousand votes on all matters submitted to stockholder vote. The shares of Participating Preferred Stock are not redeemable by the Company nor convertible into Common Stock or any other security of the Company.

13.  EARNINGS (LOSS) PER SHARE

     The Company adopted SFAS No. 128 "Earnings per Share" during 1997. In accordance with this pronouncement, the Company retroactively adopted this standard and restated all historical earnings per share data contained in this report. SFAS 128 requires presentations of "basic" and "diluted" earnings per share.

     Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the applicable periods. In 1998, the diluted earnings per share computation is based on net income divided by the weighted-average number of common shares outstanding adjusted for the dilutive effect of stock options. In 1997 and 1996, the diluted earnings (loss) per share computations are based on net income (loss) adjusted for interest and amortization of debt issuance costs related to convertible debt, if dilutive, divided by the weighted-average number of common shares outstanding adjusted for the dilutive effect of stock options and convertible securities. The diluted earnings (loss) per share calculations assume the exercise of stock options using the treasury stock method.

     Set forth below are reconciliations of the numerators and denominators of the basic and diluted per share computations for each of the years ended December 31, 1998, 1997 and 1996.

                                                   FOR THE YEAR ENDED DECEMBER 31, 1998
                                                 -----------------------------------------
                                                   INCOME          SHARES        PER-SHARE
                                                 (NUMERATOR)    (DENOMINATOR)     AMOUNT
                                                 -----------    -------------    ---------
BASIC EPS
Income available to common stockholders........    $18,534         36,811          $0.50
                                                                                   =====
EFFECT OF DILUTIVE SECURITIES
  Options......................................         --             88
                                                   -------         ------
DILUTED EPS
Income available to common stockholders plus
  assumed conversions..........................    $18,534         36,899          $0.50
                                                   =======         ======          =====

                                                   FOR THE YEAR ENDED DECEMBER 31, 1997
                                                 -----------------------------------------
                                                   INCOME          SHARES        PER-SHARE
                                                 (NUMERATOR)    (DENOMINATOR)     AMOUNT
                                                 -----------    -------------    ---------
BASIC EPS
Income from continuing operations available to
  common stockholders..........................    $8,872          35,414          $0.25
                                                                                   =====
EFFECT OF DILUTIVE SECURITIES
  Options......................................        --             162
                                                   ------          ------
DILUTED EPS
Income from continuing operations available to
  common stockholders plus assumed
  conversions..................................    $8,872          35,576          $0.25
                                                   ======          ======          =====

                          GENERAL SEMICONDUCTOR, INC.

     The effect of the Notes outstanding through the Distribution is excluded from the above computation of diluted earnings per share because the impact was anti-dilutive. Had the impact of the weighted-average shares outstanding related to the Notes of 1,305 shares been included in the diluted calculation, the diluted weighted-average shares outstanding of as December 31, 1997 would have been 36,881 shares.

                                                   FOR THE YEAR ENDED DECEMBER 31, 1996
                                                 -----------------------------------------
                                                   INCOME          SHARES        PER-SHARE
                                                 (NUMERATOR)    (DENOMINATOR)     AMOUNT
                                                 -----------    -------------    ---------
BASIC EPS
Income from continuing operations available to
  common stockholders..........................    $39,764         32,924          $1.20
                                                                                   =====
EFFECT OF DILUTIVE SECURITIES
  Options......................................         --            171
  Convertible debt.............................      2,658          3,757
                                                   -------         ------
DILUTED EPS
Income from continuing operations available to
  common stockholders plus assumed
  conversions..................................    $42,422         36,852          $1.15
                                                   =======         ======          =====

14.  DERIVATIVES AND OTHER FINANCIAL INSTRUMENTS

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

     Foreign Exchange Instruments. The Company enters into forward contracts on a month-to-month basis to minimize the effect of foreign currency fluctuations with regard to certain monetary assets and liabilities denominated in currencies other than the U.S. dollar. Gains and losses on these contracts generally offset, in the same period, gains and losses resulting from the translation of monetary assets and liabilities to U.S. dollars on a monthly basis, reducing the risk of exchange rate movements in the Company's results of operations.

     On a selective basis, the Company enters into forward contracts and purchased option contracts designed to hedge the currency exposure of contractual and other firm commitments denominated in foreign currencies and the currency exposure of anticipated, but not yet committed, transactions expected to be denominated in foreign currencies. The purpose of these activities is to protect the Company from the risk that the eventual net cash flows in U.S. dollars from foreign receivables and payables will be adversely affected by changes in exchange rates. Gains and losses on all purchased options and those forward contracts which hedge contractual and other firm commitments are deferred and recognized in the Company's results of operations in the same period as the gain or loss from the underlying transactions. Gains and losses on forward contracts used to hedge anticipated, but not yet committed, transactions are recognized in the Company's results of operations as changes in exchange rates for the applicable foreign currencies occur. Historically, foreign contracts with respect to contractual and other firm commitments and anticipated, but not yet committed, transactions have been short-term in nature. In addition, purchased options have had no intrinsic value at the time of purchase.

                          GENERAL SEMICONDUCTOR, INC.

     The Company settles foreign exchange contracts generally at maturity and at prevailing market rates. The Company recognizes in its results of operations over the life of the contract the amortization of contract premium on purchased options. The amortization of these premiums during each of the three years in the period ended December 31, 1998 was not significant. As of December 31, 1998 and 1997, the Company had outstanding forward and purchased option contracts in the amounts of $21.3 million and $19.9 million, respectively, comprised of foreign currencies which were to be sold and $79.6 million and $23.2 million, respectively, comprised of foreign currencies which were to be purchased. All outstanding forward and purchased option contracts as of December 31, 1998 mature within twelve months.

     As of December 31, 1998 the Company owned the following forward and option contracts:

FORWARD CONTRACTS:

                                                                            US DOLLAR (000'S)
                                        AVERAGE        US DOLLAR (000'S)          FAIR
CURRENCY                                 RATE           PURCHASE/(SELL)           VALUE
--------                                -------        -----------------    -----------------
New Taiwan Dollar.................   32.57   NTD/US        $(54,283)              $ 545
German Marks......................    1.67    DM/US          11,392                  60
Japanese Yen......................  115.62   JPY/US           8,779                (155)
Irish Punt........................    1.49   US/IEP          (3,125)                 (5)
British Pounds....................    1.68   US/BPS           1,093                   5

PURCHASED OPTIONS:

                                                                            US DOLLAR (000'S)
                                        AVERAGE        US DOLLAR (000'S)          FAIR
CURRENCY                                 RATE           PURCHASE/(SELL)           VALUE
--------                                -------        -----------------    -----------------
New Taiwan Dollar.................   33.03   NTD/US         (22,161)              $ 600

     Deferred gains or losses on the above contracts at December 31, 1998 and 1997 were not significant. Foreign currency transaction gains included in income from continuing operations were $1.6 million, $3.8 million and $0.9 million in 1998, 1997 and 1996, respectively. As of December 31, 1997 the Company had no purchased option contracts outstanding. All outstanding forward contracts at December 31, 1997 matured within three months, and the fair values of the contracts were not material. Fair values are based on quoted market prices.

     Interest Rate Derivative Instruments. On a selective basis, the Company from time to time enters into interest rate cap or swap agreements to reduce the potential negative impact of increases in interest rates on its outstanding variable-rate debt under the Credit Agreement. The Company recognizes in its results of operations over the term of the contract, as interest expense, the amortization of contract premiums incurred from purchasing interest rate caps. Net payments or receipts resulting from these agreements are recorded as adjustments to interest expense. The effect of interest rate instruments on the Company's results of operations in each of the three years in the period ended December 31, 1998 was not significant.

     The Company entered into two interest rate swap transactions with a term of one year beginning on January 22, 1998. Pursuant to these agreements it paid a fixed interest rate averaging 5.96% on a notional amount of $100 million and received interest on the $100 million notional amount based on a three month LIBOR rate set quarterly beginning on January 22, 1998. During February 1998, the Company purchased two interest rate caps each with a notional amount of $50 million. The caps became effective on April 27, 1998 and June 29, 1998 with terms of nine months and six months, respectively. Under the terms of the caps, the Company was paid an amount equal to the excess, if any, of three month LIBOR above 6% multiplied by the notional amounts. The cost of the caps was immaterial.

                          GENERAL SEMICONDUCTOR, INC.

     At December 31, 1998 the Company held the following interest rate derivative instruments:

INSTRUMENT                    NOTIONAL AMOUNT    FIXED RATE    FLOATING RATE    FAIR VALUE
----------                    ---------------    ----------    -------------    ----------
Interest Rate Cap...........      $50,000          6.000%      3-month LIBOR         --
Floating to Fixed Swap......       50,000          5.953%      3-month LIBOR       (100)
Floating to Fixed Swap......       50,000          5.966%      3-month LIBOR       (100)

     Fair values are based on quoted market prices.

     Other Financial Instruments. As of December 31, 1998 and 1997 the carrying value of cash and cash equivalents, trade accounts receivable and trade accounts payable approximates fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount of the Company's senior bank indebtedness approximates fair value because the underlying instruments have variable interest rates that adjust to market on a short-term basis.

     Concentration of credit risk. The Company's accounts receivable are generated from sales to customers in a variety of end-use markets that are geographically and economically dispersed and payment is generally due within 30 days. Accordingly, the Company does not believe it is subject to any significant concentration of credit risk.

15.  GEOGRAPHIC SEGMENT INFORMATION

     General Semiconductor is engaged in one industry segment, specifically, the design, manufacture and sale of discrete semiconductors. The Company manages its business on a geographic basis. Summarized financial information for the Company's reportable geographic segments is presented in the following table. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Net sales by reportable geographic segment reflects the originating source of the unaffiliated sale. Intercompany transfers represent the originating geographic source of the transfer and principally reflect product assembly which is accounted for at cost plus a nominal profit. In determining earnings (loss) before provision for income taxes for each geographic segment, sales and purchases between areas have been accounted for on the basis of internal transfer prices set by the Company. Corporate assets consist of patents, the excess of cost over fair value of net assets acquired and deferred financing costs. Long-lived assets in the European and Far East geographic segments are related primarily to Ireland and Taiwan, respectively.

                               UNITED
                               STATES     EUROPE    FAR EAST    CHINA    CORPORATE   CONSOLIDATED
                              --------   --------   --------   -------   ---------   ------------
YEAR ENDED DECEMBER 31,
  1998:
Net sales(a)................  $225,711   $135,247   $ 40,186   $    --   $      --     $401,144
Intercompany transfers......   114,833    136,993    170,568    28,956    (451,350)          --
                              --------   --------   --------   -------   ---------     --------
  Net sales.................   340,544    272,240    210,754    28,956    (451,350)    $401,144
                              ========   ========   ========   =======   =========     ========
Interest income.............        --         48         26        29         273          376
Interest expense............        --        297        588        --      19,517       20,402
Depreciation and
  amortization expense......     8,770      4,654      8,913     2,645          --       24,982
Earnings before provision
  for income taxes(b).......     6,614      3,802     11,061     5,613          --       27,090
Income tax expense..........     3,073      3,364      1,989       130          --        8,556
Long-lived assets...........    93,691     52,931     57,264    29,049     173,007      405,942
Capital expenditures........  $  2,731   $ 14,042   $  7,532   $ 2,593   $      --     $ 26,898

                          GENERAL SEMICONDUCTOR, INC.

                               UNITED
                               STATES     EUROPE    FAR EAST    CHINA    CORPORATE   CONSOLIDATED
                              --------   --------   --------   -------   ---------   ------------
YEAR ENDED DECEMBER 31,
  1997:
Net sales(a)................  $245,772   $102,881   $ 31,385   $    --   $      --     $380,038
Intercompany transfers......   102,966     84,301    137,293     4,752    (329,312)          --
                              --------   --------   --------   -------   ---------     --------
  Net sales.................   348,738    187,182    168,678     4,752    (329,312)    $380,038
                              ========   ========   ========   =======   =========     ========
Interest income.............        --        224         58        26          --          308
Interest expense............        --        223      3,561        --      10,877       14,661
Depreciation and
  amortization expense......     9,711      4,323      9,514       684          --       24,232
Earnings (loss) before
  provision for income
  taxes(c)..................    14,535        630      8,328    (2,972)         --       20,521
Income tax expense..........     5,452      1,042      5,155        --          --       11,649
Long-lived assets...........    94,670     47,360     59,827    27,094     177,112      406,063
Capital expenditures........  $  7,106   $  1,039   $  8,100   $12,963   $      --     $ 29,208

YEAR ENDED DECEMBER 31,
  1996:
Net sales(a)................  $232,902   $ 98,921   $ 30,068   $    --   $      --     $361,891
Intercompany transfers......    90,855     41,369    133,981        --    (266,205)          --
                              --------   --------   --------   -------   ---------     --------
  Net sales.................   323,757    140,290    164,049        --    (266,205)    $361,891
                              ========   ========   ========   =======   =========     ========
Interest income.............        --        419        127        43          --          589
Interest expense............        --        286      3,780        --       6,919       10,985
Depreciation and
  amortization expense......    10,136      3,831      8,435       211          --       22,613
Earnings(loss) before
  provision for income
  taxes.....................    60,364      2,464      8,009    (3,666)         --       67,171
Income tax expense..........    21,840      4,508      1,059        --          --       27,407
Long-lived assets...........    90,836     47,220     60,904    12,258     190,219      401,437
Capital expenditures........  $  9,049   $ 20,504   $ 21,225   $ 9,521   $      --     $ 60,299

---------------
(a) Included in United States net sales are export sales as follows:

                                                 1998       1997       1996
                                               --------   --------   --------
Taiwan.......................................  $ 69,156   $ 99,134   $ 93,718
China........................................    32,904     28,602     23,792
                                               --------   --------   --------
                                               $102,060   $127,736   $117,510
                                               ========   ========   ========

     Net sales, by country, within the European geographic segment are:

                                                  1998       1997      1996
                                                --------   --------   -------
France........................................  $ 20,742   $ 16,485   $15,057
Germany.......................................    92,058     66,811    62,890
U.K. .........................................    22,447     19,585    20,974
                                                --------   --------   -------
                                                $135,247   $102,881   $98,921
                                                ========   ========   =======

(b) Earnings before provision for income taxes in 1998 includes restructuring charges of $12.3 million ($8.5 million net of tax).

                          GENERAL SEMICONDUCTOR, INC.

(c) Earnings before provision for income taxes in 1997 includes charges of $33.8 million, ($25.3 million net of tax), primarily related to the separation of GI's Taiwan operations.

No single customer accounted for more than 10% of the Company's sales during the years ended December 31, 1998, 1997 and 1996.

16.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly data for 1998 and 1997 is as follows:

                                                           QUARTER ENDED 1998
                                        --------------------------------------------------------
                                         MARCH 31      JUNE 30     SEPTEMBER 30   December 31(a)
                                        -----------   ----------   ------------   --------------
Net sales.............................   $106,397      $98,762       $ 97,223        $ 98,762
Gross profit..........................     35,289       28,647         26,726          26,900
Net income(loss)......................      9,466        6,846          5,956          (3,734)
Earnings(loss) per share
  Basic:..............................   $   0.26      $  0.19       $   0.16        $  (0.10)
  Diluted:............................       0.26         0.19           0.16           (0.10)

                                                           QUARTER ENDED 1997
                                        --------------------------------------------------------
                                        MARCH 31(B)   JUNE 30(C)   SEPTEMBER 30    DECEMBER 31
                                        -----------   ----------   ------------   --------------
Net sales.............................   $ 85,369      $95,511       $ 95,568        $103,590
Gross profit..........................     19,426        6,915         30,662          33,722
Income(loss) from continuing
  operations..........................        707       (9,416)         8,506           9,075
Net income(loss)......................     17,683       (8,182)       (12,643)          9,075
Earnings(loss) per share(d)...........
  Basic:
     Continuing operations............   $   0.02      $ (0.27)      $   0.23        $   0.25
     Net income(loss).................       0.52        (0.24)         (0.35)           0.25
  Diluted:
     Continuing operations............   $   0.02      $ (0.27)      $   0.23        $   0.25
     Net income(loss).................       0.51        (0.24)         (0.33)           0.25

---------------
(a) Includes restructuring charges of $12.3 million ($8.5 million or $0.23 per share net of tax).

(b) Includes charges of $7.4 million ($5.5 million or $0.15 per share net of tax) primarily related to the separation of GI's Taiwan operations. These costs include $7.3 million charged to cost of sales and $0.1 million charged to selling, general and administrative expense.

(c) Includes charges of $26.4 million ($19.8 million or $0.54 per share net of tax) primarily related to the separation of GI's Taiwan operations. These costs include $25.4 million charged to cost of sales and $1.0 million charged to selling, general and administrative expense.

(d) Earnings (loss) per share data has been adjusted to reflect the one for four reverse stock split and restated in conformance with SFAS No. 128.

                          GENERAL SEMICONDUCTOR, INC.

17.  DISCONTINUED OPERATIONS

     Net sales for the Discontinued Operations included in the Consolidated Statement of Operations were $1.3 billion and $2.3 billion for the years ended December 31, 1997 and 1996, respectively.

     Discontinued operations includes $52.9 million and $2.7 million, net of applicable income taxes, for the years ended December 31, 1997 and 1996, respectively, for costs incurred primarily related to the separation of the Taiwan operations between General Semiconductor and General Instrument and for professional fees and certain other administrative and financing costs incurred directly related to the Distribution.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Identification of Directors:
               The sections captioned "Election of Directors" and "The Board of Directors and Committees of the Board" contained in the Company's 1999 Proxy Statement are hereby incorporated by reference.

     (b) Identification of Executive Officers:
               See Part I of this Form 10-K

     (c) Compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended:
               The section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Company's 1999 Proxy Statement is hereby incorporated by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     Information required by this item is contained in the sections captioned "Compensation of Executive Officers", and "Severance Protection and Other Agreements", in the Company's 1999 Proxy Statement and is incorporated by reference herein. The sections captioned "Report of the Compensation Committee" and "Performance Graph" in the Company's 1999 Proxy Statement are not incorporated by reference herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this item is contained in the sections captioned "Security Ownership of Certain Beneficial Owners and Management of the Company" and "Compensation of Executive Officers-Stock Options" in the Company's 1999 Proxy Statement and is incorporated by reference herein.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this item is contained in the section captioned "Certain Related Party Transactions" in the Company's 1999 Proxy Statement and is incorporated by reference herein.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Documents filed as part of this report

        1.  Financial Statements

          Independent Auditors' Report

          Consolidated Financial Statements:

             Consolidated Balance Sheets -- as of December 31, 1998 and 1997

             Consolidated Statements of Operations -- Years ended December 31,
               1998, 1997 and 1996

             Consolidated Statements of Stockholders' Equity -- Years ended
               December 31, 1998, 1997 and 1996

             Consolidated Statements of Cash Flows -- Years ended December 31,
               1998, 1997 and 1996

             Notes to Consolidated Financial Statements

             See item 8 of this Form 10-K for Consolidated Financial Statements

        2. Financial Statement Schedules. Schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

        3. Exhibits. The exhibits required by Item 601 of Regulation S-K filed as part of, or incorporated by reference in, this report are listed in (c) below.

     (b) Reports on Form 8-K

        The Company filed a Form 8-K with the SEC, dated November 6, 1998, to report under Item 5 of that Form that a press release was issued on November 6, 1998 regarding a restructuring plan the Company adopted. A copy of the press release was filed as an exhibit to the Form 8-K.

     (c) Item 601 Exhibits

EXHIBITS
--------
   2.1*       Agreement of Merger, dated as of July 25, 1997, between
              General Instrument Corporation and General Instrument
              Corporation of Delaware
   3.1        Restated Certificate of Incorporation of General
              Semiconductor, Inc. (including Certificate of Designation,
              Preferences and Rights of Series A Junior Participating
              Preferred Stock)
   3.2        Amended and Restated By-Laws of General Semiconductor, Inc.
   4.1**      Rights Agreement, dated January 6, 1997, between General
              Semiconductor, Inc. and ChaseMellon Shareholder Services,
              LLC
   4.2***     Amendment No. 1 to the Rights Agreement, dated as of March
              10, 1999 between General Semiconductor, Inc. and ChaseMellon
              Shareholder Services, LLC
  10.1*       Employee Benefits Allocation Agreement, dated as of July 25,
              1997, among NextLevel Systems, Inc., CommScope, Inc. and
              General Semiconductor, Inc.
  10.2*       Debt and Cash Allocation Agreement, dated as of July 25,
              1997, among NextLevel Systems, Inc., CommScope, Inc. and
              General Semiconductor, Inc.
  10.3*       Insurance Agreement, dated as of July 25, 1997, among
              NextLevel Systems, Inc., CommScope, Inc. and General
              Semiconductor, Inc.
  10.4*       Tax Sharing Agreement, dated as of July 25, 1997, among
              NextLevel Systems, Inc., CommScope, Inc. and General
              Semiconductor, Inc.
  10.5*       Trademark License Agreement, dated as of July 25, 1997,
              among NextLevel Systems, Inc., CommScope, Inc. and General
              Semiconductor, Inc.
  10.6*       Transition Services Agreement, dated as of July 25, 1997,
              among NextLevel Systems, Inc., CommScope, Inc. and General
              Semiconductor, Inc.
  10.7*       Credit Agreement, dated as of July 23, 1997, among NextLevel
              Systems, Inc., and General Semiconductor, Inc., Certain
              Banks, The Chase Manhattan Bank as Administrative Agent and
              The Chase Manhattan Bank, Bank of America National Trust and
              Savings Association, Bank of Montreal, The Bank of Nova
              Scotia, CIBC, Inc. Credit Lyonnais New York Branch, Fleet
              National Bank and Wachovia Bank, N.A. as Co-Agents
  10.7.1      First Amendment to the Credit Agreement, dated as of
              December 31, 1998 among General Semiconductor, Inc., The
              Chase Manhattan Bank as Administrative Agent, the Banks from time to time parties thereto, and the financial institutions named therein as co-agents for the Banks
  10.8*+      Amended and Restated General Semiconductor, Inc. 1993
              Long-Term Incentive Plan
10.8.1****+   General Semiconductor, Inc. 1998 Long-Term Incentive Plan
  10.9*+      Form of Indemnification Agreement between General
              Semiconductor, Inc. and certain executive officers
  10.10+      Amended and Restated Severance Protection Agreement, dated
              October 29, 1998, between General Semiconductor, Inc. and
              Ronald A. Ostertag
  10.11+      Form of Amended and Restated Severance Protection Agreement
              between General Semiconductor, Inc. and certain of its
              executive officers (other than the Chief Executive Officer)
  21.         Subsidiaries of the Registrant

EXHIBITS
--------
  23.         Independent Auditors' Consent
  27.         Financial Data Schedule
  99.         Forward-Looking Information

---------------
   * Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997 (File No. 1-5442).

  ** Incorporated herein by reference from the Registration Statement on Form
     8-A filed January 10, 1997 (File No. 1-5442).

 *** Incorporated herein by reference from the Amendment to the Registration
     Statement on Form 8-A/A filed March 16, 1999 (File No. 1-5442).

**** Incorporated herein by reference from the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 20, 1998 (Reg. No. 333-22861).

   + Management compensation.