Form 10-K405/A
period 1998-12-31
GENERAL SEMICONDUCTOR INC
filed 1999-03-25
CIK 40656

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A


(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
           FOR THE TRANSITION PERIOD FROM             TO

                         COMMISSION FILE NUMBER 1-5442

                          GENERAL SEMICONDUCTOR, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     DELAWARE                                           13-3575653
          -------------------------------                           -------------------
          (STATE OR OTHER JURISDICTION OF                            (I.R.S. EMPLOYER
          INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)

     10 MELVILLE PARK ROAD, MELVILLE, NEW YORK                             11747
     -----------------------------------------                          ---------
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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
  Financial Statements of General Semiconductor, Inc.
  Management's Responsibility for Financial Statements......  20
  Independent Auditors' Report..............................  21
  Consolidated Financial Statements:
     Consolidated Balance Sheets -- as of December 31, 1998
      and 1997..............................................  22
     Consolidated Statements of Operations -- Years ended
       December 31, 1998, 1997 and 1996.....................  23
     Consolidated Statements of Stockholders'
      Equity -- Years ended
       December 31, 1998, 1997 and 1996.....................  24
     Consolidated Statements of Cash Flows -- Years ended
       December 31, 1998, 1997 and 1996.....................  25
  Notes to Consolidated Financial Statements.......  26 through 46

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

                                                             YEAR ENDED DECEMBER 31,
                                                             -----------------------
                                                             1998     1997     1996
                                                             -----    -----    -----
Service cost...............................................  $  91    $  87    $  78
Interest...................................................    918      891      872
Amortization of prior service cost.........................   (383)    (383)    (383)
Recognized actuarial (gain) or loss........................    135       12       --
                                                             -----    -----    -----
Net periodic postretirement benefit cost...................  $ 761    $ 607    $ 567
                                                             =====    =====    =====

     The status of the Plan and the related amounts recorded in the accompanying consolidated balance sheets are:

                                                             DECEMBER 31,    DECEMBER 31,
                                                                 1998            1997
                                                             ------------    ------------
Change in Benefit Obligation
  Benefit obligation at beginning of year..................    $ 13,286        $ 11,888
     Service cost..........................................          91              87
     Interest cost.........................................         918             891
     Actuarial (gain) or loss..............................       2,056           1,932
     Benefits paid.........................................      (2,424)         (1,512)
                                                               --------        --------
  Benefit obligation at end of year........................      13,927          13,286
                                                               --------        --------
Change in Plan Assets
  Fair value of plan assets at beginning of year...........          --              --
     Actual return on plan assets..........................          --              --
     Employer contributions................................       2,424           1,512
     Benefits paid.........................................      (2,424)         (1,512)
                                                               --------        --------
  Fair value of plan assets at end of year.................          --              --

                          GENERAL SEMICONDUCTOR, INC.

                                                             DECEMBER 31,    DECEMBER 31,
                                                                 1998            1997
                                                             ------------    ------------
                                                               --------        --------
Reconciliation of the Funded Status
  Funded status............................................     (13,927)        (13,286)
  Unrecognized transition (asset) or obligation............          --              --
  Unrecognized prior service cost..........................      (4,834)         (5,217)
  Unrecognized actuarial (gain) or loss....................       4,955           3,033
                                                               --------        --------
  Accrued benefit liability at year end....................    $(13,806)       $(15,470)
                                                               ========        ========
Actuarial assumptions:
  Discount rate............................................        6.75%           7.00%
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

                                          General Semiconductor, Inc.

                                          By: /s/ RONALD A. OSTERTAG
                                            ------------------------------------
                                            Ronald A. Ostertag
                                            Chairman of the Board, President
                                            and Chief Executive Officer

Dated: March 19, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                     SIGNATURE                                     TITLE                     DATE
                     ---------                                     -----                     ----

/s/ RONALD A. OSTERTAG                               Chairman of the Board, President,  March 19, 1999
---------------------------------------------------    Chief Executive Officer and
Ronald A. Ostertag                                     Director (Principal Executive
                                                       Officer)

/s/ ANDREW M. CAGGIA                                 Senior Vice President and Chief    March 19, 1999
---------------------------------------------------    Financial Officer (Principal
Andrew M. Caggia                                       Financial Officer)

/s/ ROBERT J. GANGE                                  Vice President and Controller      March 19, 1999
---------------------------------------------------    (Principal Accounting Officer)
Robert J. Gange

/s/ STEVEN B. KLINSKY                                Director                           March 19, 1999
---------------------------------------------------
Steven B. Klinsky

/s/ RONALD ROSENZWEIG                                Director                           March 19, 1999
---------------------------------------------------
Ronald Rosenzweig

/s/ PETER A. SCHWARTZ                                Director                           March 19, 1999
---------------------------------------------------
Peter A. Schwartz

/s/ SAMUEL L. SIMMONS                                Director                           March 19, 1999
---------------------------------------------------
Samuel L. Simmons

/s/ PROF. GERARD T. WRIXON                           Director                           March 19, 1999
---------------------------------------------------
Prof. Gerard T. Wrixon