Form 10-Q
period 1999-03-31
GENERAL SEMICONDUCTOR INC
filed 1999-04-22
CIK 40656

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999
                                                 --------------
                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                For the transition period from_______ to _______

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

Yes  x     No
    ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                                 Outstanding at April 21, 1999
-----------------------------                     -----------------------------
Common Stock, par value $0.01                              36,820,778

                  GENERAL SEMICONDUCTOR, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q



                                                                      PAGES
                                                                      -----
PART  I.  FINANCIAL INFORMATION
          ---------------------

Financial Statements


        Condensed Consolidated Balance Sheets at
        March 31, 1999 (unaudited) and December 31, 1998                2

        Consolidated Statements of Operations for the Three Months
        ended March 31, 1999 and 1998 (unaudited)                       3

        Consolidated Statements of Cash Flows for the Three Months
        ended March 31, 1999 and 1998 (unaudited)                       4

        Notes to Consolidated Financial Statements (unaudited)         5-9

        Management's Discussion and Analysis of
        Financial Condition and Results of Operations                 10-12


PART II.  OTHER INFORMATION
          -----------------

        Legal Proceedings                                               13

        Exhibits                                                        13


SIGNATURE                                                               14

                                     PART I
                              FINANCIAL INFORMATION

                           GENERAL SEMICONDUCTOR, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In Thousands, Except Stock Par Value)


                                     ASSETS

                                                                             (Unaudited)
                                                                               March 31,   December 31,
                                                                                 1998         1998
                                                                               ---------    ----------
Current Assets:
Cash .................................                                           $2,303        $3,225
Accounts receivable, less reserves of $736
     and $769, respectively ................................................      64,945       59,643
Inventories ................................................................      42,467       39,514
Prepaid expenses and other current assets ..................................      11,932       12,010
Deferred income taxes ......................................................      11,357       13,738
                                                                               ---------    ---------

     Total current assets ..................................................     133,004      128,130

Property, plant and equipment - net ........................................     225,813      223,743
Excess of cost over fair value of net assets acquired, less accumulated
    amortization of $45,215 and $43,929, respectively ......................     161,464      162,751
Deferred income taxes, net of valuation allowance ..........................      29,737       29,376
Intangibles and other assets, less accumulated amortization of $11,443 and
    $11,099, respectively ..................................................      18,331       19,447
                                                                               ---------    ---------

TOTAL ASSETS ...............................................................   $ 568,349    $ 563,447
                                                                               =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable ...........................................................   $  30,021    $  31,343
Accrued expenses ...........................................................      36,427       45,084
                                                                               ---------    ---------

     Total current liabilities .............................................      66,448       76,427

Long-term debt .............................................................     297,000      286,000
Deferred income taxes ......................................................      20,678       21,390
Other non-current liabilities ..............................................      74,624       74,283
                                                                               ---------    ---------

     Total liabilities .....................................................     458,750      458,100
                                                                               ---------    ---------

Commitments and contingencies

Stockholders' Equity:
Preferred Stock, $0.01 par value; 20,000 shares authorized; no shares issued        --           --
Common Stock, $0.01 par value; 400,000 shares authorized; 36,925
     shares issued .........................................................         369          369
Retained earnings ..........................................................     116,094      111,842
Other stockholder's equity .................................................      (6,864)      (6,864)
                                                                               ---------    ---------
                                                                               ---------    ---------
                                                                                 109,599      105,347
                                                                               ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .................................   $ 568,349    $ 563,447
                                                                               =========    =========

                 See notes to consolidated financial statements.

                         GENERAL SEMICONDUCTOR, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
              (Unaudited - In Thousands, Except Per Share Data)


                                                         Three         Nine
                                                     Months Ended  Months Ended
                                                       March 31      March 31
                                                     --------------------------
                                                          1999         1998
                                                     ------------- ------------

NET SALES .............................................$  96,961     $ 106,397

OPERATING COSTS AND EXPENSES:
    Cost of sales .....................................   72,477        71,108
    Selling, general and administrative ...............   10,963        12,964
    Research and development ..........................    1,460         1,500
    Amortization of excess of cost over fair value
       of net assets acquired .........................    1,286         1,286
                                                       ---------      ---------
         Total operating costs and expenses ...........   86,186        86,858
                                                       ---------      --------
OPERATING INCOME ......................................   10,775        19,539
Other income (expense) - net ..........................      (58)          (69)
Interest expense-net ..................................   (5,048)       (4,907)
                                                       ----------     ---------

INCOME BEFORE INCOME TAXES ...........................     5,669        14,563
Provision for income taxes ...........................    (1,417)       (5,097)
                                                       ==========     =========
NET INCOME ........................................... $   4,252      $  9,466
                                                       ==========     =========

Weighted Average Shares Outstanding:
  Basic ..............................................    36,820        36,791
  Diluted ............................................    36,844        36,904

Earnings per share:
  Basic .............................................. $    0.12      $   0.26
  Diluted ............................................ $    0.12      $   0.26

                 See notes to consolidated financial statements.

                           GENERAL SEMICONDUCTOR, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited - In Thousands)


                                                                     Three Months Ended
                                                                          March 31,
                                                             ---------------------------------
                                                                   1999              1998
                                                             ---------------    --------------
OPERATING ACTIVITIES:
 Income from continuing operations                              $ 4,252               $ 9,466
 Adjustments to reconcile to net cash
    from continuing operating activities:
    Depreciation and amortization                                 6,740                 6,074
    Changes in assets and liabilities:
         Accounts receivable                                     (5,302)               (8,920)
         Inventories                                             (2,953)                  181
         Prepaid expenses and other current assets                   78                (1,959)
         Other non-current assets                                   776                  (137)
         Deferred income taxes                                    1,308                 1,075
         Accounts payable and accrued expenses                   (7,034)               (3,234)
         Restructuring                                           (2,945)                    -
         Other non-current liabilities                              339                (2,164)
    Other                                                          (394)                  120
                                                                ---------------- ---------------
Net cash (used in) provided by continuing operating activities   (5,135)                  502
                                                                ---------------- ---------------

Cash used in discontinued operations                                  -                (6,553)
                                                                ---------------- ---------------

INVESTING ACTIVITIES:
    Expenditures for property, plant and equipment               (6,787)               (3,797)
                                                                ---------------- ---------------
Net cash used in investing activities                            (6,787)               (3,797)
                                                                ---------------- ---------------

FINANCING ACTIVITIES:
    Net proceeds from revolving credit facilities                11,000                52,000
    Principal repayment of debt                                       -               (46,074)
    Exercise of stock options                                         -                   257
                                                                ---------------- ---------------
Net cash provided by financing activities                        11,000                 6,183
                                                                ---------------- ---------------
Decrease in cash and cash equivalents                              (922)               (3,665)
                                                                ---------------- ---------------
Cash and cash equivalents, beginning of period                    3,225                 5,192
                                                                ---------------- ---------------
Cash and cash equivalents, end of period                        $ 2,303               $ 1,527
                                                                ================ ===============

                 See notes to consolidated financial statements.

                           GENERAL SEMICONDUCTOR, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                (All amounts in thousands, except per share data)


1.   DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

General Semiconductor, Inc. ("General Semiconductor" or the "Company") is a market leader in the discrete segment of the semiconductor industry. The Company designs, manufactures and sells low-to medium-power rectifiers, transient voltage suppressors ("TVS"), small signal diodes, and transistors and zener diodes in axial, bridge, power and surface mount packages. Power rectifiers, small signal devices and TVS products are semiconductors that are essential components of most electronic devices and systems. Rectifiers convert alternating current (AC) into direct current (DC) which can be utilized by electronic equipment. TVS devices provide protection from electrical surges, ranging from electrostatic discharge to induced lightning. Small signal devices amplify or switch low level currents. The Company's products are primarily targeted for use in the computer, automotive, telecommunications, lighting and consumer electronics industries.

In the opinion of management, the accompanying unaudited consolidated financial statements include all necessary adjustments (consisting of normal recurring adjustments) and present fairly the Company's financial position as of March 31, 1999, the results of its operations for the three months ended March 31, 1999 and 1998, and its cash flows for the three months ended March 31, 1999 and 1998 in conformity with generally accepted accounting principles for interim financial information applied on a consistent basis. There were no adjustments of a non-recurring nature recorded during the three months ended March 31, 1999 and 1998. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in General Semiconductor's Annual Report on Form 10-K/A for the year ended December 31, 1998.


2.   INVENTORIES

     Inventories consist of:

                             March 31, 1999                   December 31, 1998
                             --------------                   -----------------
     Raw materials              $ 6,239                            $ 5,139
     Work in process             13,928                             14,181
     Finished goods              22,300                             20,194
                                -------                            -------
                                $42,467                            $39,514
                                =======                            =======

3.   LONG-TERM DEBT

The Company entered into two interest rate swap transactions with a term of one year beginning on January 22, 1998 pursuant to which it paid a fixed interest rate averaging 5.96% on a notional amount of $100 million. The Company began receiving interest on the $100 million notional amount based on a three month LIBOR rate set quarterly beginning on January 22, 1998. During February 1998, the Company purchased an interest rate cap with a notional amount of $50 million. The cap became effective on April 27, 1998 with a term of nine months. Under the terms of the cap, the Company received from the counterparty the incremental amount, if any, associated with the three month LIBOR rate in excess of 6% on the notional amounts. The cost of the cap was immaterial.

The effect of the swap agreements and the cap to the Company was to reduce its amount of debt subject to floating interest rates.

4.   LITIGATION

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


5.   COMMITMENTS AND CONTINGENCIES

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

The Company has engaged independent consultants to assist management in evaluating potential liabilities related to environmental matters. Management assesses the input from these independent consultants along with other information known to the Company in its effort to continually monitor these potential liabilities. Management assesses its environmental exposure on a site-by-site basis, including those sites where the Company has been named as a "potentially responsible party". Such assessments include the Company's share of remediation costs, information known to the Company concerning the size of the hazardous waste sites, their years of operation and the number of past users and their financial viability. The Company has a reserve recorded for environmental matters of $31.6 million at March 31, 1999 ($31.9 million at December 31, 1998). While the ultimate outcome of these matters cannot be determined, management does not believe that the final disposition of these matters will have a material adverse effect on the Company's financial position, results of operations or cash flows beyond the amounts previously provided for in the financial statements.

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


6.   EARNINGS PER SHARE

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the applicable periods. Diluted earnings per share computations are based on net income divided by the weighted average number of common shares outstanding adjusted for the dilutive effect of stock options. The diluted earnings per share calculation assumes the exercise of stock options using the treasury stock method.

Set forth below are reconciliations of the numerators and denominators of the basic and diluted per share computations for the three months ended March 31, 1999 and 1998.



                                    For the Three Months                          For the Three Months
                                    Ended March 31, 1999                          Ended March 31, 1998
                                    --------------------                          --------------------
                             Income          Shares        Per-Share       Income          Shares        Per-Share
                           (Numerator)    (Denominator)      Amount      (Numerator)    (Denominator)      Amount
                           -----------    -------------    ---------     -----------    -------------     -------

Basic EPS
  Income available to
  common stockholders          $4,252         36,820        $0.12         $9,466           36,791          $0.26
                                                            =====                                          =====
Effect of Dilutive Securities
  Options                          --             24                          --              113
                               ------        -------                      ------           ------
Diluted EPS
  Income available to
  common stockholders          $4,252         36,844        $0.12         $9,466           36,904          $0.26
                               ======         ======        =====         ======           ======          =====


7.   GEOGRAPHIC SEGMENT INFORMATION

General Semiconductor is engaged in one industry segment, specifically, the design, manufacture and sale of discrete semiconductors. The Company manages its business on a geographic basis. Summarized financial information for the Company's reportable geographic segments is presented in the following table. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company's Annual Report on Form 10K/A for the year ended December 31, 1998. Net sales by reportable geographic segment reflect the originating source of the unaffiliated sale. Intercompany transfers represent the originating geographic source of the transfer and principally reflect product assembly which is accounted for at cost plus a nominal profit. In determining earnings (loss) before provision for income taxes for each geographic segment, sales and purchases between areas have been accounted for on the basis of internal transfer prices set by the Company.



                         United
                         States    Europe    Far East  China     Corporate      Consolidated
                         ------    ------    --------  -----     ---------      ------------

Qtr.ended March 31,
1999:
Net sales(a)............ $49,688   $32,921   $14,352   $    -    $       -      $ 96,961
Intercompany transfers..  31,606    33,360    40,012    9,139     (114,117)            -
                         -------   -------   -------   ------    ----------     --------
  Net sales.............  81,294    66,281    54,364    9,139     (114,117)     $ 96,961
                         =======   =======   =======   ======    ==========     ========
Interest income.........       -        21         -        5            -            26
Interest expense........       -        66        10        -        4,998         5,074
Depreciation and
  amortization expense..   2,349     1,346     2,239      806            -         6,740
Earnings (loss) before
  provision for
  income taxes..........    (393)      631     4,067    1,364            -         5,669
Income tax expense.....  $  (511)  $   460   $ 1,460   $    8    $       -      $  1,417


Qtr. ended March 31,
1998:
Net sales(a)............ $62,665   $37,844   $ 5,888   $    -    $              $106,397
Intercompany transfers..  26,474    36,677    41,137    5,359     (109,647)            -
                         -------   -------   -------   ------    ----------     --------
  Net sales.............  89,139    74,521    47,025    5,359     (109,647)      106,397
                         =======   =======   =======   ======    ==========     ========
Interest income.........       -       (15)        -        6           79            70
Interest expense........       -        51       546        -        4,380         4,977
Depreciation and
  amortization expense..   2,167     1,180     2,142      585            -         6,074
Earnings before
  provision for
  income taxes..........  10,497     1,583     1,480    1,003            -        14,563
Income tax expense.....  $ 3,616   $   650   $   831   $    -    $       -      $  5,097




(a) Included in United States net sales are export sales as follows:

                                        1999              1998
                                        ----              ----
                     Taiwan           $13,827           $21,739
                     China              8,532             7,656
                                      -------           -------
                                      $22,359           $29,395
                                      =======           =======


    Net sales, by country, within the European geographic segment are:

                                        1999              1998
                                        ----              ----

                     France          $ 4,960            $ 5,800
                     Germany          23,482             25,648
                     U.K.              4,479              6,396
                                     -------            -------
                                     $32,921            $37,844
                                     =======            =======

8.   RECENT ACCOUNTING PRONOUNCEMENTS

During 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative
Instruments  and  Hedging  Activities".  SFAS  133  establishes  accounting  and reporting standards for derivative instruments and hedging activities and requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company is evaluating the impact SFAS 133 will have on its financial statements.

                           GENERAL SEMICONDUCTOR, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following Management's Discussion and Analysis pertains to the continuing operations of General Semiconductor, Inc., unless otherwise noted, and describes changes in the Company's financial condition since December 31, 1998.


RESULTS OF OPERATIONS:

NET SALES
Net sales of $97.0 million for the three months ended March 31, 1999 decreased $9.4 million from $106.4 million for the comparable prior year period. The decrease is primarily due to lower worldwide average selling prices (approximating 15%) partly offset by increased volume in the Asia/Pacific region and favorable foreign exchange rate fluctuations in Europe and Japan.


COST OF SALES
Cost of sales for the three months ended March 31, 1999 of $72.5 million compares to $71.1 million for the corresponding prior year period. Cost of sales increased $1.4 million principally due to an approximate 2% increase in unit volume.

Accordingly, gross margin for the three months ended March 31, 1999 represents 25.3% of net sales compared with 33.2% in the comparable prior period. This decrease relates to an erosion of worldwide average selling prices partially offset by a change in the mix of products sold, continued cost controls and savings achieved from the 1998 restructuring.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses of $11.0 million for the three months ended March 31, 1999 decreased from $13.0 million for the comparable prior year period. The $2.0 million decrease is due primarily to reduced variable compensation corresponding with lower revenues as well as cost savings achieved from the 1998 restructuring.


NET INTEREST EXPENSE
Net interest expense increased to $5.0 million for the three months ended March 31, 1999 from $4.9 million for the corresponding prior year period. While the average debt balance outstanding was higher during the three months ended March 31, 1999 compared with the corresponding prior year period, borrowing rates were lower resulting in relatively stable net interest expense.


INCOME TAXES
The provision for income taxes is computed utilizing the Company's expected annual effective income tax rate. The Company's effective tax rate for the three months ended March 31, 1999 decreased to 25% from 35% for the three months ended March 31, 1998 due primarily to an increased proportion of income of foreign subsidiaries taxed at rates lower than the U.S. rate.


LIQUIDITY AND CAPITAL RESOURCES
Working capital at March 31, 1999 was $66.6 million compared to $51.7 million at December 31, 1998. The working capital increase of $14.9 million resulted primarily from increases in accounts receivable and inventory and a decrease in accrued expenses. As a result, the current ratio increased to 2.0 to 1 at March 31, 1999 compared with 1.7 to 1 at December 31, 1998.

During the three months ended March 31, 1999 the Company invested $6.8 million in property, plant and equipment compared with $3.8 million for the corresponding prior year period. The Company currently plans to invest approximately $30.0 million in capital expenditures for the year ended December 31, 1999 principally for certain capacity expansions and automation.

At March 31, 1999 there were $11.0 million of letters of credit outstanding that reduce the amount that can be borrowed against its $350.0 million credit facility.

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

In 1996 the Company began an upgrade of its business applications software which includes the implementation of the full suite of JD Edwards ("JDE") financial, distribution and manufacturing applications. The JDE software was selected to add worldwide functionality and efficiency to the business processes of the Company as well as address Year 2000 exposure. The JDE financial and distribution modules have been installed and are Year 2000 compliant. The JDE manufacturing module will be installed in 2000. The Company is currently modifying its existing manufacturing applications and expects them to be Year 2000 compliant by June 30, 1999.

Since the Company's financial, distribution and manufacturing applications are expected to be Year 2000 compliant, incremental costs associated with achieving Year 2000 compliance beyond the scope of this project (estimated at less than $1.0 million) should not have a material effect on the Company's financial condition or results of operations and are being expensed as incurred.

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


NEW EUROPEAN CURRENCY
A new European currency (Euro) was introduced in January 1999 to replace the separate currencies of eleven individual countries. The Company will need to modify its payroll, benefits and pension systems, contracts with suppliers and customers, and internal financial reporting systems to be able to process transactions in the new currency. A three-year transition period is given during which transactions may be made in the old currencies. This may require dual currency processes until the conversion is complete. The Company is identifying the issues involved and intends to develop and implement solutions. The cost of this effort is not expected to be material and will be expensed as incurred. There can be no assurance, however, that all problems will be foreseen and corrected, or that no material disruption of the Company's business will occur. The conversion to the Euro may have competitive implications on our pricing and marketing strategies; however, any such impact is not known at this time.


FORWARD LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. The Company's Form 10-K for the year ended December 31, 1998, the Company's 1998 Annual Report to Stockholders, this and any other Form 10-Q or Form 8-K of the Company, or any oral or written statements made by or on behalf of the Company, may include forward looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are identified by their use of such terms and phrases as "intends," "intend," "intended," "goal," "estimate," "estimates," "expects," "expect," "expected," "project," "projects," "projected," "projections," "plans," "anticipates," "anticipated," "should," "designed to," "foreseeable future," "believe," "believes", "scheduled" and similar expressions. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise.

Reference is made to the cautionary statements contained in Exhibit 99 to this Form 10-Q for a discussion of the factors that may cause actual results to differ from the results discussed in these forward looking statements.

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings
          -----------------

          See Part I, Note 4 to the Consolidated Financial Statements.


Item 6.   Exhibits

          (a)  Exhibits

          27   Financial Data Schedule

          99   Forward Looking Information

          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed by the Registrant during the three months ended March 31, 1999.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                              GENERAL SEMICONDUCTOR, INC.


April 22, 1999                /s/Andrew M. Caggia
--------------                -------------------
    Date                      Andrew M. Caggia
                              Senior Vice President and Chief Financial Officer
                              Signing both in his capacity as Senior Vice
                              President on behalf of the Registrant and as Chief
                              Financial  Officer  of  the Registrant