Form 10-Q/A
period 1999-03-31
GENERAL SEMICONDUCTOR INC
filed 1999-04-23
CIK 40656

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

                                     PART I
                              FINANCIAL INFORMATION

                           GENERAL SEMICONDUCTOR, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In Thousands, Except Stock Par Value)


                                     ASSETS

                                                                             (Unaudited)
                                                                               March 31,   December 31,
                                                                                 1999         1998
                                                                               ---------    ----------
Current Assets:
Cash .................................                                           $2,303        $3,225
Accounts receivable, less reserves of $736
     and $769, respectively ................................................      64,945       59,643
Inventories ................................................................      42,467       39,514
Prepaid expenses and other current assets ..................................      11,932       12,010
Deferred income taxes ......................................................      11,357       13,738
                                                                               ---------    ---------

     Total current assets ..................................................     133,004      128,130

Property, plant and equipment - net ........................................     225,813      223,743
Excess of cost over fair value of net assets acquired, less accumulated
    amortization of $45,215 and $43,929, respectively ......................     161,464      162,751
Deferred income taxes, net of valuation allowance ..........................      29,737       29,376
Intangibles and other assets, less accumulated amortization of $11,443 and
    $11,099, respectively ..................................................      18,331       19,447
                                                                               ---------    ---------

TOTAL ASSETS ...............................................................   $ 568,349    $ 563,447
                                                                               =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable ...........................................................   $  30,021    $  31,343
Accrued expenses ...........................................................      36,427       45,084
                                                                               ---------    ---------

     Total current liabilities .............................................      66,448       76,427

Long-term debt .............................................................     297,000      286,000
Deferred income taxes ......................................................      20,678       21,390
Other non-current liabilities ..............................................      74,624       74,283
                                                                               ---------    ---------

     Total liabilities .....................................................     458,750      458,100
                                                                               ---------    ---------

Commitments and contingencies

Stockholders' Equity:
Preferred Stock, $0.01 par value; 20,000 shares authorized; no shares issued        --           --
Common Stock, $0.01 par value; 400,000 shares authorized; 36,925
     shares issued .........................................................         369          369
Retained earnings ..........................................................     116,094      111,842
Other stockholder's equity .................................................      (6,864)      (6,864)
                                                                               ---------    ---------
                                                                               ---------    ---------
                                                                                 109,599      105,347
                                                                               ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .................................   $ 568,349    $ 563,447
                                                                               =========    =========

                 See notes to consolidated financial statements.

                         GENERAL SEMICONDUCTOR, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
              (Unaudited - In Thousands, Except Per Share Data)


                                                               Three
                                                            Months Ended
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