Form 10-Q
period 1999-06-30
GENERAL SEMICONDUCTOR INC
filed 1999-07-23
CIK 40656

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999
                  --------------------------------------------
                                       OR

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                  For the transition period from_____ to _____

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

Yes  x     No
    ----      ----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                   Outstanding at July 22, 1999
-----------------------------                      ----------------------------
Common Stock, par value $0.01                              36,820,778

                  GENERAL SEMICONDUCTOR, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q



                                                                         PAGES
                                                                         -----
PART I. FINANCIAL INFORMATION
        ---------------------

Financial Statements


        Condensed Consolidated Balance Sheets at
        June 30, 1999 (unaudited) and December 31, 1998                    2

        Consolidated Statements of Operations for the Three and
        Six Months ended June 30, 1999 and 1998 (unaudited)                3

        Consolidated Statements of Cash Flows for the Three and
        Six Months ended June 30, 1999 and 1998 (unaudited)                4

        Notes to Consolidated Financial Statements (unaudited)            5-10

        Management's Discussion and Analysis of
        Financial Condition and Results of Operations                    11-15


PART II. OTHER INFORMATION
         -----------------

        Legal Proceedings                                                 16

        Submission of Matters to a Vote of Stockholders                   16

        Exhibits                                                          16


SIGNATURE                                                                 17

                                     PART I
                              FINANCIAL INFORMATION

                           GENERAL SEMICONDUCTOR, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In Thousands, Except Stock Par Value)


                                     ASSETS

                                                                                  (Unaudited)
                                                                                    June 30,         December 31,
                                                                                     1999               1998
                                                                                  ----------        ------------
Current Assets:
Cash                                                                                $ 4,708            $ 3,225
Accounts receivable, less allowance for doubtful accounts of $687
     and $769, respectively                                                          61,118             59,643
Inventories                                                                          43,383             39,514
Prepaid expenses and other current assets                                            12,004             12,010
Deferred income taxes                                                                10,951             13,738
                                                                                 ------------       ------------

     Total current assets                                                           132,164            128,130

Property, plant and equipment - net                                                 225,109            223,743
Excess of cost over fair value of net assets acquired, less accumulated
    amortization of $46,500 and $43,929, respectively                               160,180            162,751
Deferred income taxes, net of valuation allowance                                    29,370             29,376
Intangibles and other assets, less accumulated amortization of $11,908 and
    $11,099, respectively                                                            18,869             19,447

                                                                                 ============       ============
TOTAL ASSETS                                                                      $ 565,692          $ 563,447
                                                                                 ============       ============

                                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable                                                                  $  26,171           $ 31,343
Accrued expenses                                                                     35,856             45,084
                                                                                 -----------        -----------

     Total current liabilities                                                       62,027             76,427

Long-term debt                                                                      295,000            286,000
Deferred income taxes                                                                20,842             21,390
Other non-current liabilities                                                        73,116             74,283
                                                                                 -----------        -----------

     Total liabilities                                                              450,985            458,100
                                                                                 -----------        -----------

Commitments and contingencies

Stockholders' Equity:
Preferred Stock, $0.01 par value; 20,000 shares authorized; no shares issued              -                  -
Common Stock, $0.01 par value; 400,000 shares authorized; 36,925
     shares issued and 36,821 outstanding                                               369                369
Retained earnings                                                                   121,202            111,842
Other stockholder's equity                                                           (6,864)            (6,864)
                                                                                 -----------        -----------
                                                                                    114,707            105,347

                                                                                 ===========        ===========
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $ 565,692          $ 563,447

                                                                                 ===========        ===========
                       See notes to consolidated financial statements.

                  GENERAL SEMICONDUCTOR, INC.
               CONSOLIDATED STATEMENTS OF INCOME
       (Unaudited - In Thousands, Except Per Share Data)



                                                                           Three Months Ended                 Six Months Ended
                                                                                June 30,                          June 30,
                                                                      ---------------------------       -----------------------
                                                                         1999              1998           1999           1998
                                                                      ----------        ---------       --------       --------
NET SALES                                                             $ 101,583         $ 98,762        $198,544       $205,159

OPERATING COSTS AND EXPENSES:
    Cost of sales                                                        75,020           70,115         147,497        141,223
    Selling, general and administrative                                  11,583           10,286          22,546         23,250
    Research and development                                              1,659            1,463           3,119          2,963
    Amortization of excess of cost over fair value
       of net assets acquired                                             1,285            1,286           2,571          2,572
                                                                      ---------          -------        --------       --------
         Total operating costs and expenses                              89,547           83,150         175,733        170,008
                                                                      ---------          -------        --------       --------

OPERATING INCOME                                                         12,036           15,612          22,811         35,151
Other income (expense) - net                                                 47              (12)            (11)           (81)
Interest expense-net                                                     (5,273)          (5,067)        (10,321)        (9,974)
                                                                      ----------        ---------        --------       --------
INCOME BEFORE INCOME TAXES                                                6,810           10,533          12,479         25,096
Provision for income taxes                                               (1,702)          (3,687)         (3,119)        (8,785)
                                                                      ==========        =========        ========       ========
NET INCOME                                                              $ 5,108          $ 6,846         $ 9,360        $ 16,311
                                                                      ==========        =========        ========       ========
Weighted Average Shares Outstanding:
  Basic                                                                  36,820           36,813          36,820          36,802
  Diluted                                                                36,902           36,965          36,873          36,934

Earnings per share:
  Basic                                                                  $ 0.14           $ 0.19          $ 0.25          $ 0.44
  Diluted                                                                $ 0.14           $ 0.19          $ 0.25          $ 0.44


                 See notes to consolidated financial statements.

                           GENERAL SEMICONDUCTOR, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited - In Thousands)


                                                        Six Months Ended
                                                            June 30,
                                                    -------------------------
                                                       1999           1998
                                                    ----------     ----------
OPERATING ACTIVITIES:
 Income from continuing operations                   $ 9,360        $ 16,311
 Adjustments to reconcile to net cash
    from continuing operating activities:
    Depreciation and amortization                     13,632          12,116
    Changes in assets and liabilities:
         Accounts receivable                          (1,475)            579
         Inventories                                  (3,869)         (3,563)
         Prepaid expenses and other current assets         6          (2,413)
         Other non-current assets                       (229)           (669)
         Deferred income taxes                         2,245            (658)
         Accounts payable and accrued expenses       (10,028)         (9,494)
         Restructuring                                (4,372)               -
         Other non-current liabilities                (1,167)         (1,474)
    Other                                                107              26
                                                    ----------     ----------
Net cash provided by continuing operating activities   4,210          10,761
                                                    ----------     ----------

Cash used in discontinued operations                       -         (25,130)
                                                    ----------     ----------

INVESTING ACTIVITIES:
    Expenditures for property, plant and equipment   (11,727)         (8,794)
                                                    ----------     ----------
Net cash used in investing activities                (11,727)         (8,794)
                                                    ----------     ----------

FINANCING ACTIVITIES:
    Net proceeds from revolving credit facilities      9,000           70,000
    Principal repayment of debt                            -          (46,074)
    Exercise of stock options                              -              423
                                                    ----------     ----------
Net cash provided by financing activities              9,000           24,349
                                                    ----------     ----------
Increase in cash and cash equivalents                  1,483            1,186
                                                    ----------     ----------
Cash and cash equivalents, beginning of period         3,225            5,192
                                                    ----------     ----------
Cash and cash equivalents, end of period             $ 4,708          $ 6,378
                                                    ==========     ==========

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all necessary adjustments (consisting of normal recurring adjustments) and present fairly the Company's financial position as of June 30, 1999, the results of its operations for the three and six months ended June 30, 1999 and 1998, and its cash flows for the three and six months ended June 30, 1999 and 1998 in conformity with generally accepted accounting principles for interim financial information applied on a consistent basis. There were no adjustments of a non-recurring nature recorded during the three and six months ended June 30, 1999 and 1998. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in General Semiconductor's Annual Report on Form 10-K/A for the year ended December 31, 1998.


2. INVENTORIES

   Inventories consist of:

                                June 30, 1999                 December 31, 1998
                                -------------                 -----------------

         Raw materials            $ 6,529                         $ 5,139
         Work in process           12,299                          14,181
         Finished goods            24,555                          20,194
                                  -------                         -------
                                  $43,383                         $39,514
                                  =======                         =======


3. LONG-TERM DEBT

The Company entered into its $350 million credit facility in July 1997 in connection with the Distribution. In December 1998, the credit facility was amended to modify several financial covenants to provide flexibility to execute the 1998 restructuring. In June 1999, the credit facility was amended to modify several financial covenants to provide greater financial flexibility. The
Company is evaluating market conditions and is planning a subordinated note offering in the range of $200 million which may be completed in 1999. The Company expects to use the proceeds of any such offering to repay outstanding indebtedness under the credit facility and the credit facility will be permanently reduced by 50% of the gross proceeds of the subordinated note offering.

The credit facility requires the Company to pay a facility fee on the total commitment. The credit facility permits the Company to choose between two interest rates options: the adjusted base rate or eurodollar rate (LIBOR) plus a margin which varies based on the Company's ratio of indebtedness to EBITDA as defined in the credit agreement. The facility fee also varies based on that ratio. The Company is also able to set interest rates through a competitive bid procedure. The credit facility contains financial and operating covenants, including limitations on guarantee obligations, liens, sale of assets, indebtedness and investments. At June 30, 1999 the interest rate on outstanding borrowings was 6.89% per annum.

4. LITIGATION

General Semiconductor is not a party to any pending legal proceedings other than various claims and lawsuits arising in the normal course of business and those for which they are indemnified as described below. Management is of the opinion that such litigation or claims will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

A securities class action is presently pending in the United States District Court for the Northern District of Illinois, Eastern Division, In Re General Instrument Corporation Securities Litigation. This action, which consolidates numerous class action complaints filed in various courts between October 10 and October 27, 1995, is brought by plaintiffs, on their own behalf and as representatives of a class of purchasers of General Instrument Corporation (the Company's predecessor, "GI") common stock during the period March 21, 1995 through October 18, 1995. The complaint alleges that prior to the distribution (the "Distribution") in July 1997 of the capital stock of NextLevel Systems, Inc. and CommScope, Inc., GI and certain of its officers and directors, as well as Forstmann Little & Co. and certain related entities, violated the federal securities laws, namely, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), by allegedly making false and misleading statements and failing to disclose material facts about GI's planned shipments in 1995 of its CFT-2200 and DigiCipher II products. Also pending in the same court, under the same name, is a derivative action brought on behalf of GI. The derivative action alleges that the members of GI's Board of Directors, several of its officers and Forstmann Little & Co. and related entities have breached their fiduciary duties by reason of the matter complained of in the class action and the defendants' alleged use of material non-public information to sell shares of GI common stock for personal gain.

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

The Company has engaged independent consultants to assist management in evaluating potential liabilities related to environmental matters. Management assesses the input from these independent consultants along with other information known to the Company in its effort to continually monitor these potential liabilities. Management assesses its environmental exposure on a site-by-site basis, including those sites where the Company has been named as a "potentially responsible party". Such assessments include the Company's share of remediation costs, information known to the Company concerning the size of the hazardous waste sites, their years of operation and the number of past users and their financial viability. The Company has a reserve recorded for environmental matters of $31.3 million at June 30, 1999 ($31.9 million at December 31, 1998). While the ultimate outcome of these matters cannot be determined, management does not believe that the final disposition of these matters will have a material adverse effect on the Company's financial position, results of operations or cash flows beyond the amounts previously provided for in the financial statements.

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

Set forth below are reconciliations of the numerators and denominators of the basic and diluted per share computations for the three and six months ended June 30, 1999 and 1998.


                                For the Three Months                            For the Three Months
                                Ended June 30, 1999                              Ended June 30, 1998
                                --------------------                            --------------------
                           Income         Shares      Per-Share         Income          Shares     Per-Share
                        (Numerator)    (Denominator)   Amount         (Numerator)    (Denominator)  Amount
                        -----------    -------------  ---------       -----------    ------------- ---------
Basic EPS
  Income available to
  common stockholders      $5,108          36,820        $0.14            $6,846         36,813        $0.19
                                                         =====                                         =====
Effect of Dilutive Securities
  Options                      --              82                             --            152
                           ------          ------                         ------         ------
Diluted EPS
  Income available to
  common stockholders      $5,108          36,902        $0.14            $6,846         36,965        $0.19
                           ======          ======        =====            ======         ======        =====


                                     For the Six Months                            For the Six Months
                                    Ended June 30, 1999                           Ended June 30, 1998
                                    -------------------                           -------------------

                                Income         Shares       Per-Share         Income          Shares      Per-Share
                             (Numerator)    (Denominator)    Amount         (Numerator)    (Denominator)    Amount
                             -----------    -------------   ---------       -----------    -------------  ---------
Basic EPS
  Income available to
  common stockholders          $9,360          36,820        $0.25           $16,311         36,802        $0.44
                                                             =====                                         =====
Effect of Dilutive Securities
  Options                          --              53                             --            132
                               ------          ------                        -------         ------
Diluted EPS
  Income available to
  common stockholders          $9,360          36,873        $0.25           $16,311         36,934        $0.44
                               ======          ======        =====           =======         ======        =====

7. GEOGRAPHIC SEGMENT INFORMATION

General Semiconductor is engaged in one industry segment, specifically, the design, manufacture and sale of discrete semiconductors. The Company manages its business on a geographic basis. Summarized financial information for the Company's reportable geographic segments is presented in the following table. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company's Annual Report on Form 10K/A for the year ended December 31, 1998. Net sales by reportable geographic segment reflect the originating source of the unaffiliated sale. Intercompany transfers represent the originating geographic source of the transfer and principally reflect product assembly which is accounted for at cost plus a nominal profit. In determining earnings before provision for income taxes for each geographic segment, sales and purchases between areas have been accounted for on the basis of internal transfer prices set by the Company.


                                United
                                States        Europe     Far East   China       Corporate    Consolidated
                                ------        ------     --------   -----       ---------    ------------
Three months ended
June 30, 1999:
Net sales (a) ............      $54,143      $32,928     $14,512    $    -      $       -      $101,583
Intercompany transfers....       31,936       34,606      42,299     9,789       (118,630)            -
                                -------      -------     -------    ------      ----------     --------
  Net sales...............       86,079       67,534      56,811     9,789       (118,630)     $101,583
                                =======      =======     =======    ======      ==========     ========

Interest income...........            -           (4)          9         3              7            15
Interest expense..........            -           68          10         -          5,210         5,288
Depreciation and
  amortization expense....        2,499        1,365       2,208       820              -         6,892
Earnings before
  provision for
  income taxes............        2,523          515       2,326     1,446              -         6,810
Income tax expense........      $ 1,776      $  (336)    $   258    $    4      $       -      $  1,702


Three months ended
June 30, 1998:
Net sales (a).............      $55,311      $36,791     $ 6,660    $    -      $       -      $ 98,762
Intercompany transfers....       24,908       37,730      38,642     7,163       (108,443)            -
                                -------      -------     -------    ------      ----------     --------
  Net sales...............       80,219       74,521      45,302     7,163       (108,443)       98,762
                                =======      =======     =======    ======      ==========     ========

Interest income...........            -            4          11         9             78           102
Interest expense..........            -           69           7         -          5,093         5,169
Depreciation and
  amortization expense....        2,181        1,095       2,160       606              -         6,042
Earnings before
  provision for
  income taxes............          822        3,608       3,983     2,120              -        10,533
Income tax expense........      $   855      $ 1,207     $ 1,515    $  110      $       -      $  3,687


                                United
                                States        Europe     Far East   China       Corporate    Consolidated
                                ------        ------     --------   -----       ---------    ------------
Six months ended
June 30, 1999:
Net sales (a).............      $103,830     $ 65,849    $ 28,865   $     -     $       -      $198,544
Intercompany transfers....        63,542       67,965      82,312    18,928      (232,747)            -
                                --------     --------    --------   -------     ----------     --------
  Net sales...............       167,372      133,814     111,177    18,928      (232,747)      198,544
                                ========     ========    ========   =======     ==========     ========

Interest income...........             -           17          10         8             6            41
Interest expense..........             -          134          20         -        10,208        10,362
Depreciation and
  amortization expense....         4,848        2,711       4,447     1,626             -        13,632
  provision for
  income taxes............         2,131        1,146       6,393     2,809             -        12,479
Income tax expense........      $  1,265     $    125    $  1,717   $    12     $       -      $  3,119

Six months ended
June 30, 1998:
Net sales (a).............      $117,976     $ 74,635    $ 12,548   $     -     $       -      $205,159
Intercompany transfers....        51,381       74,408      79,779    12,522      (218,090)            -
                                --------     --------    --------   -------     ----------     --------
  Net sales...............       169,357      149,043      92,327    12,522      (218,090)      205,159
                                ========     ========    ========   =======     ==========     ========

Interest income...........             -          (11)         11        16           156           172
Interest expense..........             -          119         553         -         9,474        10,146
Depreciation and
  amortization expense....         4,348        2,275       4,303     1,190             -        12,116
Earnings before
  provision for
  income taxes............        11,319        5,191       5,463     3,123             -        25,096
Income tax expense........      $  4,472      $ 1,858    $  2,345   $   110     $       -     $   8,785


(a)      Included in United States net sales are export sales as follows:


                    Three Months Ended June 30,      Six Months Ended June 30,
                    ---------------------------      -------------------------
                       1999          1998               1999          1998
                       ----          ----               ----          ----

         Taiwan       $15,890       $18,725           $29,717       $40,464
         China          8,913         7,554            17,445        15,210
                      -------       -------           -------       -------
                      $24,803       $26,279           $47,162       $55,674
                      =======       =======           =======       =======



         Net sales, by country, within the European geographic segment are:

                    Three Months Ended June 30,       Six Months Ended June 30,
                    ---------------------------       -------------------------
                       1999          1998               1999          1998
                       ----          ----               ----          ----

         France       $ 3,319       $ 3,415           $ 6,529       $ 7,214
         Germany       13,387        16,318            29,097        32,371
         Italy          3,581         4,246             7,266         8,343
         U.K.           4,744         4,041             7,933         8,557
         Other          7,898         8,771            15,024        18,150
                      -------       -------           -------       -------
                      $32,928       $36,791           $65,849       $74,635
                      =======       =======           =======       =======

8.  RECENT ACCOUNTING PRONOUNCEMENTS

During 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative
Instruments  and  Hedging  Activities".  SFAS  133  establishes  accounting  and reporting standards for derivative instruments and hedging activities and requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company is evaluating the impact SFAS 133 will have on its financial statements.

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

The following table sets forth items included in the statements of income as a percentage of net sales:


                                         Three Months            Six Months
                                        Ended June 30,         Ended June 30,
                                       ----------------       ---------------
                                       1999        1998       1999       1998
                                       ----        ----       ----       ----

Net sales                              100.0%     100.0%     100.0%     100.0%
Cost of sales                           73.9       71.0       74.3       68.8
                                       -----      -----      -----      -----
Gross profit                            26.1       29.0       25.7       31.2
Selling, general and administrative     11.4       10.4       11.4       11.3
Research and development                 1.6        1.5        1.6        1.4
Amortization of excess of cost over
  fair value of net assets acquired      1.3        1.3        1.3        1.3
                                       -----      -----      -----      -----
Operating income                        11.8       15.8       11.5       17.2
Other income (expense) - net               -          -          -          -
Interest expense - net                   5.2        5.1        5.2        4.9
                                       -----      -----      -----      -----
Income before income tax                 6.7       10.7        6.3       12.3
Provision for income tax                 1.7        3.7        1.6        4.3
                                       -----      -----      -----      -----
Net income                               5.0%       6.9%       4.7%       8.0%
                                       =====      =====      =====      =====



RESULTS OF OPERATIONS:
---------------------

NET SALES
---------
Net sales of $101.6 million for the three months ended June 30, 1999 increased $2.8 million from $98.8 million for the comparable prior year period. The increase is primarily due to an approximate 18% increase in unit volume sales partly offset by lower worldwide average selling prices (approximating 15%). For the six months ended June 30, 1999 net sales decreased to $198.5 million from $205.2 million for the comparable prior year period. Increased worldwide unit volume sales was offset by lower worldwide average selling prices (approximately 15%).


COST OF SALES
-------------
Cost of sales for the three and six months ended June 30, 1999 of $75.0 million and $147.5 million compares to $70.1 million and $141.2 million for the corresponding prior year period. Cost of sales increased $4.9 million for the three months and $6.3 million for the six months principally due to an increase in unit volume sales, partly, offset by cost savings achieved from the 1998 restructuring.

Accordingly, gross margin for the three and six months ended June 30, 1999 represents 26.1% and 25.7% of net sales, respectively, compared with 29.0% and 31.2% in the corresponding prior year period. This decrease relates to an erosion of worldwide average selling prices partially offset by a change in the mix of products sold, continued cost controls, savings achieved from the 1998 restructuring and improved factory utilization.

RESEARCH AND DEVELOPMENT EXPENSES
---------------------------------
Research and development expenses of $1.7 million and $3.1 million for the three and six months ended June 30, 1999 increased from $1.5 million and $3.0 million for the comparable prior year periods due to the hiring of the power MOSFET product line engineers offset, in part, by cost savings achieved from the 1998 restructuring. Research and development spending reflects the modification of existing products as well as the continued development of new products.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------
Selling, general and administrative expenses of $11.6 million for the three months ended June 30, 1999 increased from $10.3 million for the comparable prior year period. The $1.3 million increase is due to the timing of incentive costs and the settlement of an environmental matter in 1998, offset by cost savings achieved in 1999 from the 1998 restructuring. For the six months ended June 30, 1999 selling, general and administrative expenses of $22.5 million decreased from $23.2 million. The $0.7 million decrease relates to lower commissions corresponding with lower revenues, cost savings achieved from the 1998 restructuring and lower bad debt expense.


NET INTEREST EXPENSE
--------------------
Net interest expense increased to $5.3 million and $10.3 million for the three and six months ended June 30, 1999 from $5.1 million and $10.0 million for the corresponding prior year period. While the average debt balance outstanding was higher during the three and six months ended June 30, 1999 compared with the corresponding prior year period, borrowing rates were lower resulting in relatively stable net interest expense. Interest expense will increase for the second half of 1999 due to amendments to the existing credit facility discussed below.


INCOME TAXES
------------
The provision for income taxes is computed utilizing the Company's expected annual effective income tax rate. The Company's effective tax rate for the six months ended June 30, 1999 decreased to 25% from 35% for the six months ended June 30, 1998 due primarily to an increased proportion of income of foreign subsidiaries taxed at rates lower than the U.S. rate.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
Working capital at June 30, 1999 was $70.1 million compared to $51.7 million at December 31, 1998. The working capital increase of $18.4 million resulted primarily from increases in accounts receivable in support of a higher revenue base, inventory resulting from additional consignment stock and a decrease in accrued expenses due to the payment of restructuring costs accrued as of December 31, 1998. As a result, the current ratio increased to 2.1 to 1 at June 30, 1999 compared with 1.7 to 1 at December 31, 1998.

During the six months ended June 30, 1999 the Company invested $11.7 million in property, plant and equipment compared with $8.8 million for the corresponding prior year period. The Company currently plans to invest approximately $30.0 million in capital expenditures for the year ended December 31, 1999 principally for automation, new products, quality and system enhancements and selected capacity increases for key lines where capacity is currently constrained.

At June 30, 1999 there were $11.0 million of letters of credit outstanding that reduce the amount that can be borrowed against the Company's $350.0 million credit facility.

The Company entered into its $350 million credit facility in July 1997 in connection with the Distribution. In December 1998, the credit facility was amended to modify several financial covenants to provide flexibility to execute the 1998 restructuring. In June 1999, the credit facility was amended to modify several financial covenants to provide greater financial flexibility.

     The Company is evaluating market conditions and is planning a subordinated note offering in the range of $200 million which may be completed in 1999. The Company expects to use the proceeds of any such offering to repay outstanding indebtedness under the credit facility and the credit facility will be permanently reduced by 50% of the gross proceeds of the subordinated note of offering.

The credit facility requires the Company to pay a facility fee on the total commitment. The credit facility permits the Company to choose between two interest rates options: the adjusted base rate or eurodollar rate (LIBOR) plus a margin which varies based on the Company's ratio of indebtedness to EBITDA as defined in the credit agreement. The facility fee also varies based on that ratio. The Company is also able to set interest rates through a competitive bid procedure. The credit facility contains financial and operating covenants, including limitations on guarantee obligations, liens, sale of assets, indebtedness and investments.

General Semiconductor's primary cash needs on both a short and long-term basis are for capital expenditures and other general corporate purposes. The Company believes that it has adequate liquidity to meet its current and anticipated cash flow needs from the results of its operations, working capital and available sources of financing. There can be no assurance, however, that future industry-specific developments or general economic trends will not adversely affect the Company's operations or its ability to meet its cash requirements.


EBITDA
------
EBITDA represents earnings before interest, taxes, depreciation and amortization, EDITDA is presented because we believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. However, other companies in our industry may calculate EBITDA differently than we do. EBITDA is not a measurement of financial performance under generally accepted accounting principles and should not be considered as an alternative to cash flow from operating activities or as a measure of liquidity or as an alternative to net income as indicators of our operating performance or any other measures of performance derived in accordance with generally accepted accounting principles. See the statements of cash flow included in the Company's consolidated financial statements.

                                        Three months           Six months
                                       ended June 30,         ended June 30,
                                    ------------------     -----------------
                                      1999       1998        1999      1998
                                      ----       ----        ----      ----
Income from continuing operations   $ 5,108    $ 6,846     $ 9,360    $16,311
Interest                              5,273      5,067      10,321      9,974
Taxes                                 1,702      3,687       3,119      8,785
Depreciation and amortization(1)      6,794      5,967      13,565     11,966
                                    -------    -------     -------    -------
EBITDA                              $18,877    $21,567     $36,365    $47,036
                                    =======    =======     =======    =======


(1) Amortization of deferred financing fees is excluded from "Depreciation and amortization" and included in "Interest".

The $2.7 million and $10.7 million decrease in EBITDA for the three and six months ended June 30, 1999, respectively, compared with the corresponding prior year periods is due primarily to worldwide price erosion.



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

In 1996 the Company began an upgrade of its business applications software which includes the implementation of the full suite of JD Edwards ("JDE") financial, distribution and manufacturing applications. The JDE software was selected to add worldwide functionality and efficiency to the business processes of the Company as well as address Year 2000 exposure. The JDE financial and distribution modules have been installed and are Year 2000 compliant. The JDE manufacturing module will be installed in 2000. The Company has completed the modification of the existing manufacturing applications with each of its six factories.

Since the Company's financial, distribution and manufacturing applications are Year 2000 compliant, incremental costs associated with achieving Year 2000 compliance beyond the scope of this project (estimated at less than $1.0 million) should not have a material effect on the Company's financial condition or results of operations and are being expensed as incurred.

The Company has surveyed its suppliers, financial institutions, government agencies and others with which it does business to determine their Year 2000 readiness and coordinate conversion efforts. Approximately 90% of third party suppliers have responded to the Company's surveys. At the current time, respondents critical to the operations of the Company have indicated that they are, or reasonably believe that they will be, Year 2000 compliant. If a material risk arises, the Company is prepared to perform on-site visits to validate the accuracy of the information received and will test such systems where appropriate and possible. Additionally, the Company has established programs to ensure that future purchases of equipment and software are Year 2000 compliant. Costs incurred have been insignificant to date.

The Company does not expect Year 2000 issues to have a material adverse effect on its products, services, competitive position, financial condition or results of operations. If, however, any of the Company systems are not Year 2000 compliant or if government agencies, the Company's customers, or suppliers fail to achieve Year 2000 compliance, the Company may experience adverse consequences including the following: (i) customers may be unable to place orders due either to the Company's or customers system failures; (ii) the Company may be unable to maintain adequate production scheduling, inventory cost accounting and other elements of its business that are dependent upon computer systems; and (iii) the Company may be unable to deliver its products on a timely basis.

The disclosures contained herein constitute Year 2000 Readiness Statements pursuant to the Year 2000 Information and Readiness Disclosure Act, Public Law 105-271.


NEW EUROPEAN CURRENCY
---------------------
A new European currency (Euro) was introduced in January 1999 to replace the separate currencies of eleven individual countries. The Company will need to modify its payroll, benefits and pension systems, contracts with suppliers and customers, and internal financial reporting systems to be able to process transactions in the new currency. A three-year transition period is given during which transactions may be made in the old currencies. This may require dual currency processes until the conversion is complete. The Company is identifying the issues involved and intends to develop and implement solutions. The cost of this effort is not expected to be material and will be expensed as incurred. There can be no assurance, however, that all problems will be foreseen and corrected, or that no material disruption of the Company's business will occur. The conversion to the Euro may have competitive implications on the Company's pricing and marketing strategies; however, any such impact is not known at this time.


FORWARD LOOKING STATEMENTS
--------------------------
The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. The Company's Form 10-K/A for the year ended December 31, 1998, the Company's 1998 Annual Report to Stockholders, this and any other Form 10-Q or Form 8-K of the Company, or any oral or written statements made by or on behalf of the Company, may include forward looking statements which reflect the Company's current views with respect to future events and financial performance. These forward looking statements are identified by their use of such terms and phrases as "intends," "intend," "intended," "goal," "estimate," "estimates," "expects," "expect," "expected," "project," "projects," "projected," "projections," "plans," "anticipates," "anticipated," "should," "designed to," "foreseeable future," "believe," "believes", "scheduled" and similar expressions. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

         See Part I, Note 4 to the Consolidated Financial Statements.

Item 4.  Submission of Matters to a Vote of Stockholders
         -----------------------------------------------

         General Semiconductor held an Annual Meeting of Stockholders on May 12, 1999.

         1. The stockholders approved the election of five directors. The votes cast for each nominee were as follows:

                                             FOR                  WITHHELD
                                             ---                  --------

            Ronald A. Ostertag           33,655,958                44,093
            Ronald Rosenzweig            33,668,356                31,695
            Peter A. Schwartz            33,668,241                31,810
            Samuel L. Simmons            33,663,606                36,445
            Dr. Gerard T. Wrixon         33,665,781                34,270

         2. The stockholders ratified the appointment of Deloitte & Touche LLP as independent auditor for the Company for the 1999 fiscal year by a vote of 33,679,133 shares in favor of the appointment; 12,368 shares against the appointment and 8,550 shares abstaining.


Item 6.  Exhibits
         --------

         (a)     Exhibits
                 --------

         10.7.2 Second Amendment to the Credit Agreement, dated as of June 22, 1999 among General Semiconductor, Inc., The Chase Manhattan Bank as Administrative Agent, the Banks from time to time parties thereto, and the financial institutions named therein as co-agents for the Banks.

         10.8.2 Restated General Semiconductor, Inc. Annual Incentive Plan adopted July 21, 1999.

         27      Financial Data Schedule

         99      Forward Looking Information

         99.1 Press release dated July 21, 1999 regarding the Company's sales and earnings.



         (b)     Reports on Form 8-K
                 -------------------

                 No reports on Form 8-K were filed by the Registrant during the three months ended June 30, 1999.

                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                           GENERAL SEMICONDUCTOR, INC.


July 23, 1999              /s/Andrew M. Caggia
-------------              -------------------
Date                       Andrew M. Caggia
                           Senior Vice President and Chief Financial Officer
                           Signing both in his capacity as Senior Vice
                           President on behalf of the Registrant and as Chief
                           Financial Officer of the Registrant