Form 10-Q
period 1999-09-30
GENERAL SEMICONDUCTOR INC
filed 1999-11-05
CIK 40656

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999
                -------------------------------------------------

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

                                 (631) 847-3000
                                 --------------
              (Registrant's telephone number, including area code)

           ________________________________________________________________
     Former name,  former  address and former fiscal year, if changed since last report.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  x     No
    ---       ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                              Outstanding at October 31, 1999
-----------------------------                  -------------------------------
Common Stock, par value $0.01                             36,834,623

                  GENERAL SEMICONDUCTOR, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q








                                                                      PAGES
                                                                      -----
PART I.  FINANCIAL INFORMATION
         ---------------------


Financial Statements


          Condensed Consolidated Balance Sheets at
          September 30, 1999 (unaudited) and December 31, 1998           2

          Consolidated Statements of Operations for the Three
          and Nine Months ended September 30, 1999
          and 1998 (unaudited)                                           3

          Consolidated Statements of Cash Flows for the Nine Months
          ended September 30, 1999 and 1998 (unaudited)                  4

          Notes to Consolidated Financial Statements (unaudited)        5-10

          Management' Discussion and Analysis of
          Financial Condition and Results of Operations                11-15


PART II. OTHER INFORMATION
         -----------------

         Legal Proceedings                                               16

         Exhibits                                                        16


SIGNATURE                                                                17

                                     PART I
                              FINANCIAL INFORMATION

                           GENERAL SEMICONDUCTOR, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In Thousands, Except Stock Par Value)


                                     ASSETS

                                                                                (Unaudited)
                                                                                September 30,     December 31,
                                                                                    1999              1998
                                                                                -------------     ------------

Current Assets:
Cash                                                                            $  5,846             $ 3,225
Accounts receivable, less allowance for doubtful accounts of $809
     and $769, respectively                                                       62,460              59,643
Inventories                                                                       40,636              39,514
Prepaid expenses and other current assets                                         12,680              12,010
Deferred income taxes                                                             10,720              13,738
                                                                                --------             -------

     Total current assets                                                        132,342             128,130

Property, plant and equipment - net                                              228,568             223,743
Excess of cost over fair value of net assets acquired, less accumulated
    amortization of $47,785 and $43,929, respectively                            158,895             162,751
Deferred income taxes, net of valuation allowance                                 28,980              29,376
Intangibles and other assets, less accumulated amortization of $12,484 and
    $11,099, respectively                                                         19,201              19,447
                                                                                ========            ========

TOTAL ASSETS                                                                    $567,986            $563,447
                                                                                ========            ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable                                                                $ 23,609            $ 31,343
Accrued expenses                                                                  37,091              45,084
                                                                                --------            --------

     Total current liabilities                                                    60,700              76,427

Long-term debt                                                                   290,000             286,000
Deferred income taxes                                                             23,919              21,390
Other non-current liabilities                                                     72,349              74,283
                                                                                --------             -------

     Total liabilities                                                           446,968             458,100
                                                                                --------             -------

Commitments and contingencies

Stockholders' Equity:
Preferred Stock, $0.01 par value; 20,000 shares authorized; no shares issued           -                   -
Common Stock, $0.01 par value; 400,000 shares authorized; 36,960 and 36,925
     shares issued and 36,856 and 36,821 outstanding, respectively                   370                 369
Retained earnings                                                                127,410             111,842
Other stockholders' equity                                                        (6,762)             (6,864)
                                                                                ---------            --------
                                                                                 121,018             105,347
                                                                                =========            ========

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $567,986            $ 563,447
                                                                                =========            ========


                 See notes to consolidated financial statements.

                  GENERAL SEMICONDUCTOR, INC.
               CONSOLIDATED STATEMENTS OF INCOME
       (Unaudited - In Thousands, Except Per Share Data)



                                                                         Three Months Ended           Nine Months Ended
                                                                           September 30,                September 30,
                                                                      ----------------------        --------------------
                                                                        1999           1998           1999          1998
                                                                      -------         ------        --------      ------

NET SALES                                                             $ 105,756      $ 97,223       $304,300       $302,382

OPERATING COSTS AND EXPENSES:
    Cost of sales                                                        76,921        70,497         224,418       211,720
    Selling, general and administrative                                  10,996        11,519          33,542        34,769
    Research and development                                              1,789         1,503           4,908         4,466
    Amortization of excess of cost over fair value
       of net assets acquired                                             1,285         1,286           3,856         3,858
                                                                      ---------      --------       ---------      --------
         Total operating costs and expenses                              90,991        84,805         266,724       254,813

OPERATING INCOME                                                         14,765        12,418          37,576        47,569
Other income (expense) - net                                                 69            (3)             58          (84)
Interest expense-net                                                     (6,555)       (5,239)        (16,876)     (15,213)
                                                                      ---------      ---------      ---------      --------

INCOME BEFORE INCOME TAXES                                                8,279         7,176          20,758       32,272

Provision for income taxes                                               (2,071)       (1,220)         (5,190)     (10,005)
                                                                      ==========     ========       =========      ========

NET INCOME                                                              $ 6,208       $ 5,956        $ 15,568      $ 22,267
                                                                      =========      ========        ========      ========

Weighted Average Shares Outstanding:
  Basic                                                                  36,822        36,820          36,821        36,808
  Diluted                                                                37,056        36,824          36,934        36,898

Earnings per share:
  Basic                                                                  $ 0.17        $ 0.16          $ 0.42        $ 0.60
  Diluted                                                                $ 0.17        $ 0.16          $ 0.42        $ 0.60


                 See notes to consolidated financial statements.

                           GENERAL SEMICONDUCTOR, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited - In Thousands)


                                                              Nine Months Ended
                                                                September 30,
                                                            --------------------
                                                             1999         1998
                                                            ------       ------
OPERATING ACTIVITIES:
 Income from continuing operations                         $ 15,567    $ 22,267
 Adjustments to reconcile to net cash
    from continuing operating activities:
    Depreciation and amortization                            20,534      18,424
    Changes in assets and liabilities:
         Accounts receivable                                 (2,817)     (1,045)
         Inventories                                         (1,122)     (1,761)
         Prepaid expenses and other current assets             (670)     (2,903)
         Other non-current assets                               573      (1,726)
         Deferred income taxes                                5,940         528
         Accounts payable and accrued expenses              (10,462)    (14,702)
         Restructuring                                       (5,265)          -
         Other non-current liabilities                       (1,934)     (2,302)
    Other                                                      (624)       (327)
                                                           ---------   --------
Net cash provided by continuing operating activities         19,720      16,453
                                                           ---------   --------

Cash used in discontinued operations                              -     (25,177)
                                                           ---------   --------

INVESTING ACTIVITIES:
    Expenditures for property, plant and equipment          (19,492)    (17,780)
                                                           ---------   --------
Net cash used in investing activities                       (19,492)    (17,780)
                                                           ---------   --------

FINANCING ACTIVITIES:
    Net proceeds from revolving credit facilities             4,000      71,000
    Deferred Financing Fees                                  (1,709)
   Principal repayment of debt                                    -     (46,074)
    Exercise of stock options                                   102         423
                                                           ---------    -------
Net cash provided by financing activities                     2,393      25,349
                                                           ---------    -------
Increase in cash and cash equivalents                         2,621      (1,155)
                                                           ---------    -------
Cash and cash equivalents, beginning of period                3,225       5,192
                                                           ---------    -------
Cash and cash equivalents, end of period                    $ 5,846     $ 4,037
                                                           =========    =======

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all necessary adjustments (consisting of normal recurring adjustments) and present fairly the Company's financial position as of September 30, 1999, the results of its operations for the three and nine months ended September 30, 1999 and 1998, and its cash flows for the nine months ended September 30, 1999 and 1998 in conformity with generally accepted accounting principles for interim financial information applied on a consistent basis. There were no adjustments of a non-recurring nature recorded during the three and nine months ended September 30, 1999 and 1998. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in General Semiconductor's Annual Report on Form 10-K/A for the year ended December 31, 1998.

2.   INVENTORIES

     Inventories consist of:

                                September 30, 1999            December 31, 1998
                                ------------------            -----------------

         Raw materials               $ 5,881                       $ 5,139
         Work in process              12,568                        14,181
         Finished goods               22,187                        20,194
                                     -------                       -------
                                     $40,636                       $39,514
                                     =======                       =======


3.   LONG-TERM DEBT

The Company entered into its $350 million credit facility in July 1997. In December 1998, the credit facility was amended to modify several financial covenants to provide flexibility to execute the 1998 restructuring. In June 1999, the credit facility was amended to modify several financial covenants to provide greater financial flexibility. Pursuant to the credit facility requirements the Company entered into a Guarantee and Collateral Agreement in August 1999. The Company is evaluating market conditions and is considering a subordinated note offering in the range of $200 million which may be completed in 1999. The Company expects to use the proceeds of any such offering to repay outstanding indebtedness under the credit facility and the credit facility will be permanently reduced by 50% of the gross proceeds of the subordinated note offering.

The credit facility requires the Company to pay a facility fee on the total commitment. The credit facility permits the Company to choose between two interest rates options: the adjusted base rate or eurodollar rate (LIBOR) plus a margin which varies based on the Company's ratio of indebtedness to EBITDA as defined in the credit agreement. The facility fee also varies based on that ratio. The Company is also able to set interest rates through a competitive bid procedure. The credit facility contains financial and operating covenants, including limitations on guarantee obligations, liens, sale of assets, indebtedness and investments. At September 30, 1999 the interest rate on outstanding borrowings was 8.53% per annum.


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


5.   COMMITMENTS AND CONTINGENCIES

The Company is subject to various federal, state, local and foreign laws and regulations governing environmental matters, including the use, discharge and disposal of hazardous materials. The Company's manufacturing facilities are believed to be in substantial compliance with current laws and regulations. Complying with current laws and regulations has not had a material adverse effect on the Company's financial condition. In connection with the Distribution, the Company retained the obligations with respect to environmental matters relating to its discontinued operations and its status as a "potentially responsible party." The Company is presently engaged in the remediation of eight discontinued operations in six states, and is a "potentially responsible party" at five hazardous waste sites in four states.

The Company has engaged independent consultants to assist management in evaluating potential liabilities related to environmental matters. Management assesses the input from these independent consultants along with other information known to the Company in its effort to continually monitor these potential liabilities. Management assesses its environmental exposure on a site-by-site basis, including those sites where the Company has been named as a "potentially responsible party" Such assessments include the Company's share of remediation costs, information known to the Company concerning the size of the hazardous waste sites, their years of operation and the number of past users and their financial viability. The Company has a reserve recorded for environmental matters of $30.6 million at September 30, 1999 ($31.9 million at December 31,
1998). While the ultimate outcome of these matters cannot be determined, management does not believe that the final disposition of these matters will have a material adverse effect on the Company's financial position, results of operations or cash flows beyond the amounts previously provided for in the financial statements.

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


6.   EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the applicable periods. Diluted earnings per share computations are based on net income divided by the weighted average number of common shares outstanding adjusted for the dilutive effect of stock options. The diluted earnings per share calculation assumes the exercise of stock options using the treasury stock method.

Set forth below are reconciliations of the numerators and denominators of the basic and diluted per share computations for the three and nine months ended September 30, 1999 and 1998.


                                           For the Three Months                       For the Three Months
                                         Ended September 30, 1999                   Ended September 30, 1998
                                         ------------------------                   ------------------------

                             Income          Shares        Per-Share       Income          Shares        Per-Share
                           (Numerator)    (Denominator)      Amount      (Numerator)    (Denominator)     Amount
                           -----------    -------------    ---------     -----------    -------------    ---------
Basic EPS
  Net income                   $6,208          36,822        $0.17          $5,956         36,820          $0.16
                                                             =====                                         =====

Effect of Dilutive Securities
  Options                          --             234                           --              4
                              -------         -------                       ------         ------
Diluted EPS
  Net income                   $6,208          37,056        $0.17          $5,956         36,824          $0.16
                              =======         =======        =====          ======         ======          =====


                                         For the Nine Months                           For the Nine Months
                                       Ended September 30, 1999                      Ended September 30, 1998

                               Income           Shares     Per-Share         Income          Shares     Per-Share
                           (Numerator)    (Denominator)      Amount      (Numerator)    (Denominator)     Amount
Basic EPS
  Net income                  $15,568          36,821        $0.42           $22,267         36,808        $0.60
                                                             =====                                         =====

Effect of Dilutive Securities
  Options                          --             113                             --             90
                              -------          ------                        -------         ------
Diluted EPS
  Net income                  $15,568          36,934        $0.42           $22,267         36,898        $0.60
                              =======          ======        =====           =======         ======        =====

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


                            United
                            States      Europe     Far East   China     Corporate   Consolidated
                            ------      ------     --------   -----     ---------   ------------
Three months ended
September 30, 1999:
Net sales (a) ............  $55,596    $32,063     $18,097    $     -   $       -   $105,756
Intercompany transfers....   33,721     35,998      41,907     11,852    (123,478)         -
                            -------    -------     -------    -------   ----------  --------
  Net sales...............   89,317     68,061      60,004     11,852    (123,478)  $105,756
                            =======    =======     =======    =======   ==========  ========

Interest income...........        -          9           -          2           7         18
Interest expense..........        -         53          10          -       6,510      6,573
Depreciation and
  amortization expense....    2,227      1,536       2,288        850           -      6,901
Earnings before
  provision for
  income taxes............     (452)     2,553       4,669      1,509           -      8,279
Income tax expense........  $ 1,390    $   374     $   288    $    19   $       -   $  2,071


Three months ended
September 30, 1998:
Net sales (a)............   $52,880    $30,616     $13,727    $     -   $           $ 97,223
Intercompany transfers...    33,719     31,106      43,929       8,053   (116,807)         -
                            -------    -------     -------    --------  ----------  --------
  Net sales..............    86,599     61,722      57,656       8,053   (116,807)    97,223
                            =======    =======     =======    ========   =========  ========

Interest income..........         -         26           0           5         44         75
Interest expense.........         -         97          26           -      5,191      5,314
Depreciation and
  amortization expense...     2,164      1,103       2,312         729          -      6,308
Earnings before
  provision for
   income taxes..........       789      2,203       2,907       1,277          -      7,176
Income tax expense.......   $  (901)   $   356     $ 1,755    $     10  $       -  $   1,220


                            United
                            States     Europe      Far East   China     Corporate  Consolidated
                            ------     ------      --------   -----     ---------  ------------
Nine months ended
September 30, 1999:
Net sales (a)...........    $159,425   $ 97,913    $ 46,962   $     -  $          $304,300
Intercompany transfers..      97,263    103,963     124,192    30,806   (356,224)        -
                            --------   --------    --------   -------  ---------- --------
  Net sales.............     256,688    201,876     171,154    30,806   (356,224)  304,300
                            ========   ========    ========   =======  ========== ========

Interest income.........           -         27          10         9         13        59
Interest expense........           -        187          31         -     16,717    16,935
Depreciation and
  amortization expense..       7,075      4,248       6,735     2,476          -    20,534
Earnings before
  provision for
  income taxes..........       1,677      3,699      11,072     4,310          -    20,758
Income tax expense......    $  2,655   $    499    $  2,005   $    31  $       -  $  5,190


Nine months ended
September 30, 1998:
Net sales (a)...........    $170,856   $105,251    $ 26,275   $     -  $       -  $302,382
Intercompany transfers..      85,100    105,514     123,708    20,575   (334,897)        -
                            --------   --------    --------   -------  ---------- --------
  Net sales.............     255,956    210,765     149,983    20,575   (334,897)  302,382
                            ========   ========    ========   =======  ========== ========

Interest income.........           -         15          11        21        200       247
Interest expense........           -        216         579         -     14,665    15,460
Depreciation and
  amortization expense..       6,512      3,378       6,615     1,919          -    18,424
Earnings before
  provision for
  income taxes..........      12,108      7,394       8,370     4,400          -    32,272
Income tax expense......   $   3,571   $  2,214    $  4,100   $   120  $       -  $ 10,005


(a)      Included in United States net sales are export sales as follows:

         Three Months Ended September 30,       Nine Months Ended September 30,
         --------------------------------       -------------------------------
             1999             1998                  1999            1998
             ----             ----                  ----            ----

 Taiwan    $15,690          $13,625               $45,407         $54,088
 China      10,682            9,014                28,127          24,224
           -------          -------               -------         -------
           $26,372          $22,639               $73,534         $78,312
           =======          =======               =======         =======

         Net sales, by destination, within the European geographic segment are:

         Three Months Ended September 30,       Nine Months Ended September 30,
         --------------------------------       -------------------------------
             1999             1998                  1999            1998
             ----             ----                  ----            ----

 France    $ 3,013          $  2,960              $  9,542        $ 10,174
 Germany    13,595            15,192                42,692          47,563
 Italy       2,476             3,153                 9,742          11,496
 U.K.        5,005             3,669                12,940          12,226
 Other       7,974             5,642                22,997          23,792
           -------          --------              --------        --------
           $32,063           $30,616               $97,913        $105,251
           =======           =======               =======        ========

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

PAGE>

                          GENERAL SEMICONDUCTOR, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The  following  Management'   Discussion  and  Analysis  pertains  to  the
continuing operations of General Semiconductor, Inc., unless otherwise noted, and describes changes in the Company's financial condition since December 31, 1998.

     The following table sets forth items included in the statements of income as a percentage of net sales:

                                        Three Months           Nine Months
                                     Ended September 30,    Ended September 30,
                                     -------------------    -------------------
                                      1999         1998     1999         1998
                                      ----         ----     ----         ----

Net sales                             100.0%      100.0%    100.0%       100.0%
Cost of sales                          72.7        72.5      73.7         70.0
                                      -----       -----     -----        -----
Gross profit                           27.3        27.5      26.3         30.0
Selling, general and administrative    10.4        11.8      11.0         11.5
Research and development                1.7         1.5       1.6          1.5
Amortization of excess of cost over
  fair value of net assets acquired     1.2         1.3       1.3          1.3
                                      -----       -----     -----        -----
Operating income                       14.0        12.8      12.4         15.7
Other income (expense) - net              -           -         -            -
Interest expense - net                  6.2         5.4       5.6          5.0

Income before income tax                7.8         7.4       6.8         10.7
Provision for income tax                2.0         1.3       1.7          3.3
                                      -----       -----     -----        -----
Net income                              5.8%        6.1%      5.1%         7.4%
                                      =====       =====     =====        =====


RESULTS OF OPERATIONS:
---------------------

NET SALES
---------
     Net sales of $105.8 million for the three months ended September 30, 1999 increased $8.6 million from $97.2 million for the comparable prior year period. The increase is primarily due to an approximate 18% increase in unit volume sales partly offset by an approximate 12% decline in worldwide average selling prices. For the nine months ended September 30, 1999 net sales increased to $304.3 million from $302.4 million for the comparable prior year period. Increased worldwide unit volume sales was offset by an approximate 14% decline in worldwide average selling prices.


COST OF SALES
-------------
Cost of sales for the three and nine months ended September 30, 1999 of $76.9 million and $224.4 million compares to $70.5 million and $211.7 million for the corresponding prior year period. Cost of sales increased $6.4 million (9%) for the three months and $12.7 million (6%) for the nine months principally due to an increase in unit volume sales, partly offset by cost savings, including those achieved from the 1998 restructuring.

     Accordingly, gross margin for the three and nine months ended September 30, 1999 represents 27.3% and 26.3% of net sales, respectively, compared with 27.5% and 30.0% in the corresponding prior year period. The decrease for the nine months relates to an erosion of worldwide average selling prices partially offset by a change in the mix of products sold, continued cost controls, savings achieved from the 1998 restructuring and improved factory utilization.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------
Selling, general and administrative expenses of $11.0 million for the three months ended September 30, 1999 decreased from $11.5 million for the comparable prior year period. As a percentage of sales, selling, general and administrative expenses decreased to 10.4% for the three months ended September 30, 1999 from 11.8% for the corresponding prior year period due to the increase in sales as well as lower spending. For the nine months ended September 30, 1999 selling, general and administrative expenses of $33.5 million decreased from $34.8 million for the corresponding year-earlier period. The $1.3 million decrease relates to reduced variable selling expenses and lower bad debt expense. Accordingly, as a percentage of sales, selling, general administrative expenses improved to 11.0% from 11.5% for the nine months ended September 30, 1999 compared with the corresponding prior year period.

RESEARCH AND DEVELOPMENT EXPENSES
---------------------------------
Research and development expenses of $1.8 million and $4.9 million for the three and nine months ended September 30, 1999 increased from $1.5 million and $4.5 million for the comparable prior year periods due to costs incurred related to the planned introduction of power MOSFETS partly offset by cost savings achieved from the 1998 restructuring. Research and development spending reflects the modification of existing products as well as the continued development of new products.


NET INTEREST EXPENSE
--------------------
Net interest expense increased to $6.6 million and $16.9 million for the three and nine months ended September 30, 1999 from $5.2 million and $15.2 million for the corresponding prior year period due to higher borrowing rates and amortization of deferred financing fees associated with amendments to the credit facility discussed below.


INCOME TAXES
------------
The provision for income taxes is computed utilizing the Company's expected annual effective income tax rate. The Company's effective tax rate for the nine months ended September 30, 1999 decreased to 25% from 31% for the nine months ended September 30, 1998 due primarily to an increased proportion of income of foreign subsidiaries taxed at rates lower than the U.S. rate.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
Working  capital at  September  30,  1999 was $71.6  million  compared  to $51.7 million at December 31, 1998. The working capital increase of $19.9 million resulted primarily from increases in accounts receivable in support of a higher revenue base, inventory resulting from additional consignment stock and decreases in accounts payable and accrued expenses due in part to the payment of restructuring costs accrued as of December 31, 1998. As a result, the current ratio increased to 2.2 to 1 at September 30, 1999 compared with 1.7 to 1 at December 31, 1998.

During the nine months ended September 30, 1999 the Company invested $19.5 million in property, plant and equipment compared with $17.8 million for the corresponding prior year period. The Company currently plans to invest in excess of $30.0 million in capital expenditures for the year ended December 31, 1999 principally for automation, new products, quality and system enhancements and selected capacity increases for key lines where capacity is currently constrained.

At September 30, 1999 there were $11.0 million of letters of credit outstanding that reduce the amount that can be borrowed against the Company's $350.0 million credit facility.

The Company entered into its $350 million credit facility in July 1997. In December 1998, the credit facility was amended to modify several financial covenants to provide flexibility to execute the 1998 restructuring. In June 1999, the credit facility was amended to modify several financial covenants to provide greater financial flexibility. Pursuant to the credit facility requirements the Company entered into a Guarantee and Collateral Agreement in August 1999. The credit facility requires the Company to pay a facility fee on the total commitment. The credit facility permits the Company to choose between two interest rates options: the adjusted base rate or eurodollar rate (LIBOR) plus a margin which varies based on the Company's ratio of indebtedness to EBITDA as defined in the credit agreement. The facility fee also varies based on that ratio. The Company is also able to set interest rates through a competitive bid procedure. The credit facility contains financial and operating covenants, including limitations on guarantee obligations, liens, sale of assets, indebtedness and investments. The Company is evaluating market conditions and is considering a subordinated note offering in the range of $200 million which may be completed in 1999. The Company expects to use the proceeds of any such offering to repay outstanding indebtedness under the credit facility and the credit facility will be permanently reduced by 50% of the gross proceeds of the subordinated note offering.

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

EBITDA
------
EBITDA represents earnings before interest, taxes, depreciation and amortization. EDITDA is presented because we believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. However, other companies in our industry may calculate EBITDA differently than we do. EBITDA is not a measurement of financial performance under generally accepted accounting principles and should not be considered as an alternative to cash flow from operating activities or as a measure of liquidity or as an alternative to net income as indicators of our operating performance or any other measures of performance derived in accordance with generally accepted accounting principles. See the statements of cash flow included in the Company's consolidated financial statements.


                                 Three months ended        Nine months ended
                                    September 30,             September 30,
                                 ------------------        -----------------
                                    1999       1998        1999         1998
                                    ----       ----        ----         ----
Income from continuing operations $ 6,208     $ 5,956    $15,568      $22,267
Interest                            6,555       5,239     16,876       15,213
Taxes                               2,071       1,220      5,190       10,005
Depreciation and amortization(1)    6,692       6,233     20,257       18,199
                                  -------     -------    -------      -------
EBITDA                            $21,526     $18,648    $57,891      $65,684
                                  =======     =======    =======      =======

(1) Amortization of deferred financing fee is excluded from "Depreciation and amortization" and included in "Interest".

The $2.9 million increase in EBITDA for the three months ended September 30, 1999, compared with the corresponding prior year period is due primarily to increased sales volume and operating cost improvements, partly offset by lower selling prices. EBITDA decreased $7.8 million for the nine months ended September 30, 1999 compared with the corresponding prior year period due to price erosion.


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


NEW EUROPEAN CURRENCY
A new European currency (Euro) was introduced in January 1999 to replace the separate currencies of eleven individual countries. The Company will need to modify its payroll, benefits and pension systems, contracts with suppliers and customers, and internal financial reporting systems to be able to process transactions in the new currency. A three-year transition period is given during which transactions may be made in the old currencies. This may require dual currency processes until the conversion is complete. The Company is identifying the issues involved and intends to develop and implement solutions. The cost of this effort is not expected to be material and will be expensed as incurred. There can be no assurance, however, that all problems will be foreseen and corrected, or that no material disruption of the Company's business will occur. The conversion to the Euro may have competitive implications on the Company's pricing and marketing strategies; however, any such future impact is not known at this time. However the Company has not experienced any material negative impact to date as a result of these changes.


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

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings
          -----------------

          See Part I, Note 4 to the Consolidated Financial Statements.

Item 6.   Exhibits
          --------

          (a)      Exhibits
                   --------

          10.7.3 Guarantee and Collateral Agreement, dated as of August 15, 1999, between General Semiconductor, Inc. and certain of its Subsidiaries in favor of The Chase Manhattan Bank, as Administrative Agent.

          10.8.2 General Semiconductor, Inc. Annual Incentive Plan adopted October 19, 1999.

          27       Financial Data Schedule

          99       Forward Looking Information


          (b)      Reports on Form 8-K
                   -------------------

                   No reports on Form 8-K were filed by the Registrant during the three months ended September 30, 1999.

                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                          GENERAL SEMICONDUCTOR, INC.


November 5, 1999          /s/Andrew M. Caggia
----------------          -------------------
Date                      Andrew M. Caggia
                          Senior Vice President and Chief Financial Officer
                          Signing both in his capacity as Senior Vice President
                          on behalf of the Registrant and as Chief
                          Financial Officer of the Registrant