Form 10-K405
period 1999-12-31
GENERAL SEMICONDUCTOR INC
filed 2000-03-17
CIK 40656

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
            FOR THE TRANSITION PERIOD FROM             TO

                           COMMISSION FILE NUMBER 1-5442

                            GENERAL SEMICONDUCTOR, INC.
      ----------------------------------------------------------------------
              (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     DELAWARE                                           13-3575653
                    ----------                                         ------------
          (STATE OR OTHER JURISDICTION OF                            (I.R.S. EMPLOYER
          INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)

     10 MELVILLE PARK ROAD, MELVILLE, NEW YORK                             11747
  -----------------------------------------------                         ------
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                           (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (631) 847-3000

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $587.5 million as of February 29, 2000 (based on the closing price of the Common Stock on the New York Stock Exchange on that date). For purposes of this computation, shares held by affiliates and by directors and officers of the registrant have been excluded. Such exclusion of shares to be held by directors and officers is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

     Number of shares of Common Stock, par value $.01 per share, outstanding as of February 29, 2000: 37,475,758.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Company's Proxy Statement to be used in conjunction with the Annual Meeting of Stockholders to be held on May 10, 2000 are incorporated by reference in Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM I.  BUSINESS

     On July 28, 1997, General Instrument Corporation spun-off to its shareholders NextLevel Systems, Inc., its broadband communication business, and CommScope, Inc., its coaxial and other cable business, as two independent public companies. At the time of the spin-off, General Instrument Corporation changed its name to General Semiconductor, Inc. and effected a one-for-four reverse stock split. After the spin-off, NextLevel Systems, Inc. changed its name to General Instrument Corporation. Unless the context otherwise requires, references in this Form 10-K to "General Semiconductor," the "Company," "we," "us," or "our" are to General Semiconductor, Inc. and its direct and indirect subsidiaries on a consolidated basis since the spin-off and to the business conducted by the Power Semiconductor Division of General Instrument Corporation prior to the spin-off.

     This Form 10-K includes statistical data regarding the discrete semiconductor industry and other industries which was obtained from industry publications, including reports of Worldwide Semiconductor Trade Statistics ("WSTS"), which are published by the Semiconductor Industry Association ("SIA"), and reports published by International Data Corporation ("IDC"). These industry publications generally indicate that they have obtained information from sources believed to be reliable, but do not guarantee the accuracy and completeness of their information. While we believe these industry publications to be reliable, we have not independently verified their data, and we do not guarantee the accuracy or completeness of the information, nor can we provide any assurance that our future performance will follow industry projections.

GENERAL

     We are a market leader in the discrete segment of the semiconductor industry. We design and manufacture a broad array of discrete semiconductors, including power rectifiers, transient voltage suppressors, small signal transistors and small signal diodes. We are a world leader in the power rectifier and transient voltage suppressor markets, which products represented 87% of our 1999 net sales, with an approximate 15% market share as measured by net sales in 1999. Our products condition current and voltage, protect electrical circuits from power surges, amplify and switch small electrical signals and regulate voltage levels in circuits. Our products are essential components of most electronic devices and systems and are used throughout a wide range of industries, including the computer, automotive, telecommunications and consumer electronics industries. We operate six production facilities located in China, France, Germany, Ireland, Taiwan and New York, and we produce an average of 35 million units per day.

     During our 39 years of operation, we have focused on the design and manufacture of discrete semiconductors. Our discrete semiconductor products are different from integrated circuit semiconductor products because discrete semiconductors are single function products and are generally characterized by:

     - longer product life cycles;

     - lower research and development investment requirements;

     - a less complex and less costly fabrication process; and

     - lower capital needs.

     We believe the characteristics of the discrete semiconductor market and our competitive strengths contribute to our stable and consistent operating income. In 1999, 63% of our net sales were derived from the sale of four product families, each of which we first introduced more than 20 years ago.

     Worldwide semiconductor market revenue was $149.4 billion in 1999, according to WSTS. The discrete segment of this market accounted for $13.4 billion, or approximately 9.0%, of the total semiconductor market and the sectors in which we compete accounted for $9.0 billion of this market. The following charts illustrate the principal sectors of the semiconductor market and the discrete segment by product category and highlight the areas in which we compete:

1999 DISCRETE MARKET -- $13.4 BILLION
[PIE CHART]
Microcomponents.............................................  34%
Memory......................................................  21%
Logic ICs...................................................  16%
Analog ICs..................................................  15%
Discretes...................................................   9%
Optical ICs.................................................   4%
Bipolar ICs.................................................   1%

1999 SEMICONDUCTOR MARKET -- $149.4 BILLION
[PIE CHART]
Power Transistors...........................................  23%
Small Signal Transistors....................................  21%
MOSFETs.....................................................  17%
Rectifiers..................................................  16%
Diodes......................................................  14%
Thyristors..................................................   5%
Other Discrete..............................................   4%

Source: WSTS (December 1999).

COMPANY STRENGTHS

     We believe the characteristics of the discrete semiconductor market and our competitive strengths contribute to our stable and consistent operating income.

     Long-Standing Relationships with Diverse, Blue Chip Customers. During our 39-year operating history, we have developed long-standing relationships with many customers. We serve more than 500 customers worldwide, with no single customer accounting for more than 5% of our 1999 net sales. Each of our ten largest customers has been our customer for more than 25 years. Customers in our end-use markets include leading global manufacturers such as Robert Bosch Corporation, Ford Motor Company, General Motors Corporation, Lucent Technologies, Matsushita Electric Industrial Co., Ltd., Motorola Inc., Nokia Corp., Phillips NV, Siemens AG, Samsung Electronics Co. Ltd. and Sony Corporation.

     Global, Low Cost Operations. We presently operate six production facilities and 13 sales offices located in North America, Europe and Asia. We believe that our global operations permit us to maintain our position as a low cost, high quality manufacturer. All of our facilities have achieved ISO 9001 or ISO 9002 certification status as to quality and our five facilities that manufacture products for the automotive industry have received the automotive industry's QS 9000 certification. QS 9000 certification is a more stringent quality system developed by Ford, Chrysler and General Motors to recognize the outstanding overall performance of selected suppliers. Our Macroom, Ireland facility has received ISO 14001 certification. ISO 14001 is an international certification awarded after extensive site audits demonstrate compliance to the Environmental Management System Standards. We are continuously engaged in cost reduction programs, primarily through reduced pricing of our raw materials, improved material utilization, increased use of automation and other manufacturing efficiencies. All of our assembly sites that produce orders for the automotive industry have also received AEC A 101, a discrete semiconductor supplement, awarded by the Automotive Electronic Council, which requires the QS 9000 award as a step in qualification.

     High Quality Customer Service. Because we are an independent company focused on the discrete segment of the semiconductor industry, all of our service and support efforts are tailored to meet our customers' needs. We employ approximately 200 sales, marketing and field applications engineers in 13 offices throughout North America, Europe and Asia. We target high growth end-use markets and focus our sales efforts on our customers' design engineers and purchasing managers in the automotive, computer, consumer and telecommunications markets. Because we work closely with our original equipment manufacturer customers in the design of their products, our products are frequently "designed in" to the specifications of new products. We believe these close relationships provide us with a substantial competitive advantage and further strengthen our long-term customer relationships. Our customers require a high quality, reliable source of supply, often in high volumes and with short lead times. They also demand quick responses to technical questions and seek support in designing new applications which will use our products.

     Diverse End-Use Markets. We have a diversified customer base in terms of both geography and end use markets. The following charts illustrate our 1999 net sales by geographic area and by end-use market:

1999 NET SALES BY GEOGRAPHIC AREA                     1999 NET SALES BY END-USE MARKET(1)
[Pie Chart]                                           [Pie Chart]
Europe                                     31%        Distributor(1)                             26%
North America                              28%        Computer/Power Supply                      26%
Southeast Asia                             23%        Automotive                                 19%
China                                      10%        Consumer                                   14%
Japan                                       8%        Telecom                                     5%
                                                      Lighting/Ballast                            4%
                                                      Industrial                                  3%
                                                      Contract Manufacturer                       2%
                                                      Other                                       1%

---------------
(1) Distributors sell our products to diverse end-use markets, including all those shown in the chart.

     We believe that this diversity minimizes the impact of a potential loss of sales due to an economic slowdown in any geographic area or end-use market.

     Experienced, Committed Management Team. Our senior management team consists of nine individuals who have an average of 14 years of experience with us and 19 years of experience in the semiconductor industry. Ronald A. Ostertag, our Chairman, President and Chief Executive Officer, has been with us for 21 years and has 27 years of experience in the semiconductor industry.

BUSINESS STRATEGY

     Our objective is to maintain and strengthen our position as a leading supplier of discrete semiconductors and achieve growth in net sales and earnings. To accomplish our objective, the principal elements of our strategy are:

     Broaden Product Base through New Product Introductions. We seek to build on our base of long-lived, well established products to introduce new products that meet our customers' needs. We employ approximately 60 full-time personnel in our research and development laboratories in Ireland, Taiwan, New York and California.

     A number of new products were introduced in 1999 to better serve the power management and circuit protection needs of our customers. The most significant has been the introduction of our new line of power MOSFETs, which is discussed below. Other products introduced near the end of 1999, which we believe have significant growth potential in power management applications include 100V Schottky rectifiers and "rugged" UltraFast rectifiers. Both these product families find use in high-speed switching power supplies that are widely used in the computer industry. A low-voltage bi-directional Zener diode, introduced in 1999, has been very successful and shows significant revenue growth potential in the application of Christmas tree lights. These diodes prevent an entire string of lights from going out when a bulb in the string burns out. In the area of circuit protection we have extended the voltage range of our TRANSZORB(TM) transient voltage suppressors to have the widest range in the industry.

     To further broaden our product base, we recently opened a design center for power MOSFET products with experienced MOSFET engineers. MOSFETs are semiconductor devices that switch and/or amplify current and are used principally by our computer, automotive and telecommunications customers. Our strategy is to use a "fabless" approach, in which we will outsource the wafer fabrication process, to manufacture this product. We recently entered into manufacturing agreements with established foundries in Asia, which we believe will enable us to enter the power MOSFET market more quickly than we otherwise would be able to and with minimal capital requirements. We expect to address this $2.0 billion market by combining our design expertise and customer service orientation with this fabless manufacturing process. Although we believe that sales from this product will be relatively small initially, we anticipate that power MOSFET sales could be an important component of our future growth.

     In 1998 we introduced a number of new products to better meet our customers' needs, including the surface mount high energy automotive transient voltage suppressor device, the fast recovery mini-bridge and the high voltage transient voltage suppressor products. The new surface mount high energy automotive transient voltage suppressor device is designed to protect automotive electronic systems from high energy surges. These products use our patented PAR(TM) construction that ensures superior high temperature operation, which is critical for automotive applications. The fast recovery mini-bridge is a low-current surface mount bridge rectifier with fast switching characteristics. This device saves space on printed circuit boards when compared to standard bridges. The fast recovery time of this device reduces energy losses for fast switching power supply applications. We have extended the voltage range of our TRANSZORB(TM) transient voltage suppressor devices up to 550 volts, which is the highest avalanche voltage currently offered in the industry. This new product was specially designed to work in conjunction with newly developed integrated circuits that provide much greater efficiencies to computer products. See "Research and Development."

     Make Strategic, Synergistic Acquisitions. We continually evaluate candidates for strategic acquisitions and joint ventures that will permit us to broaden our product offerings and increase our presence in our existing product lines. Acquisitions will also permit us to leverage our existing sales and distribution channels, including a sales force of more than 1,000 worldwide, comprised of sales representatives, distributors, and approximately 200 direct sales and technical personnel. For example, we acquired the small signal products business of ITT Industries, Inc. in October 1997 for $9.0 million, including direct acquisition costs. This business contributed $53.5 million to our sales in 1999. It also provided us entry to the small signal transistor, zener diode and small signal diode sectors of the discrete products market, collectively a $4.6 billion market in 1999.

     Continue to Achieve Cost Savings. We are committed to being a low-cost producer of our products. In order to achieve this, we continuously engage in cost reduction programs. These cost reduction programs are made possible in part by technological advancements in material sciences, wafer production processes and packaging techniques. As a result of these advancements and through various investments, we have been able to reduce costs in a number of ways, including, but not limited to:

     - automating production lines to reduce labor costs and increase product quality;

     - improving production processes to increase production yields;

     - modifying product designs to reduce the amount of raw material required to produce products;

     - reducing raw material costs through negotiations with our vendors; and

     - moving higher labor cost processes to lower labor cost locations.

     Our ability to reduce our costs has allowed us to maintain our earnings and competitive position while satisfying our customers' requirements for low-cost, high-quality products.

PRODUCTS AND CUSTOMERS

     The table below identifies our end markets and the percentage of our 1999 net sales attributable to each, and the principal products, representative applications and major customers for those end markets.

END MARKETS         COMPUTER          AUTOMOTIVE          CONSUMER       TELECOMMUNICATIONS       LIGHTING       DISTRIBUTORS
% OF NET SALES(1)      26%                19%                14%                 5%                  4%               26%
PRODUCTS        Bridge Rectifiers  Superectifiers     Bridge Rectifiers    Fast Efficient     Bridge Rectifiers       All
                Fast Efficient     Small Signal       Fast Efficient         Rectifiers       Fast Efficient
                  Rectifiers         Diodes             Rectifiers         Small Signal         Rectifiers
                Schottky           Small Signal       Small Signal           Diodes           Superectifiers
                  Rectifiers         Transistors        Diodes             Small Signal
                Small Signal       Transient Voltage  Small Signal           Transistors
                  Diodes             Suppressors        Transistors        Superectifiers
                                   Zener Diodes       Zener Diodes         Transient
                                                                             Voltage
                                                                             Suppressors

REPRESENTATIVE  CD ROM drive       ABS Brake          Cable Boxes          Cordless   Phone   Compact                 All
  APPLICATIONS  Computer             System           CD Player            Internet Line        Fluorescent
                Battery            Active             DVD                    Card               Lamp
                Charger              Suspension       Entertainment        ISDN Board         Electronic
                Disk Drive         Airbag Module        Center             Mobile Phone         Ballast
                Monitor            Collision          Home                 Modems             Energy Saving
                Motherboard          Warning/           Appliances/        Pager                Ballast
                PC Scanner         Avoidance          White Goods          Satellite          HID Ballast
                Printer              System           Home Satellite         Transmission     Inverter Light
                Switch Mode        Cruise Control       Dish               Switching          Ballast
                  Power Supply       Module           Microwave              Systems          Neon Light
                                   Engine             Playstation/                            Projector
                                     Management       Nintendo                                Ballast
                                   Entertainment      TV
                                     Module
                                   GPS Navigation
                                     Systems

MAJOR SECTOR    Acer               Bosch              BOSE                 Alcatel            Delta              Arrow/Spoerle
  CUSTOMERS     API                Delphi             Braun                Ericsson           MagneTek           Array
                Astec              Ford               Daewoo               Hughes             Motorola           Avnet
                Delta              Hella              Motorola             Lucent             Philips            Distrel
                LG                 Mitsubishi         LG                   Motorola           Siemens/Osram      Eurodis
                Phihong            Motorola AIEG      Matsushita           Nokia                                 Future
                Philips            Nadex              Philips              Nortel                                Nadex
                Samsung            Nippon Denso/      Ryoden                 Networks                            Rutronik
                SCI                Denso              Samsung              Sagem                                 Ryoden
                SONY               Siemens            SONY                 Siemens                               Taitron
                                   Valeo

---------------
(1) These products do not equal 100% of our net sales because we also sell miscellaneous products to various other end markets equal to approximately 5% of our net sales.

PRINCIPAL PRODUCTS

     We design, manufacture and sell a broad array of discrete semiconductors, including:

     - low- to medium-power rectifiers;

     - transient voltage suppressors;

     - small signal diodes and transistors; and

     - zener diodes.

     We manufacture these products in a variety of packages, including axial, bridge, power and surface mount packages.

     Rectifiers. Rectifiers conduct electricity in one direction and block it in the "reverse" direction. They are used to convert alternating current (AC) into direct current (DC) which is used to power electronic equipment. The current carried over power lines and into homes, offices and factories is alternating current; however, most electronic equipment requires direct current to operate. We offer a wide selection of rectifier products including bridge rectifiers, fast efficient rectifiers, glass-passivated rectifiers, plastic rectifiers, Schottky rectifiers and SUPERECTIFIER(R) rectifiers.

     Bridge rectifiers are essential for the vast majority of electronic equipment that plugs into an electrical outlet. A bridge rectifier is comprised of four separate rectifier components configured into a single package that converts alternating current into full wave direct current. We manufacture a complete line of bridge rectifiers that meet the power and case style requirements of most electronic equipment.

     The SUPERECTIFIER(R) rectifier is a highly reliable and cost effective component that incorporates several of our unique technologies. The SUPERECTIFIER(R) rectifier glass-plastic construction combines the superior reliability of spherical glass constructed rectifiers with plastic cases that allow easier mass handling as well as lower costs. The automotive and computer peripheral markets are the principal markets for this product.

     Our Schottky rectifier is designed for use in high-speed applications such as computer and computer related products. Its design results in nearly zero reverse recovery times (the speed at which the device can go from a state of conducting current to a blocking mode) and very low forward voltage drop which allows for low power losses. Our manufacturing process creates a highly reliable Schottky product.

     Fast efficient rectifiers are an extension of our Schottky product portfolio. These products offer reverse recovery times as low as 15 nanoseconds at voltage levels as high as 1,000 Volts while maintaining the efficiencies of a lower forward voltage loss. Fast efficient rectifiers are principally used for computer and computer related applications.

     Transient Voltage Suppressors. Transient voltage suppressors protect electronic circuits by limiting voltage at a safe level. Under normal circumstances they do not have to be reset or replaced. They are silicon-based semiconductors designed to provide protection against all types of transient threats, ranging from electrostatic discharge to induced lightning. These voltage clamping devices absorb large amounts of energy for short periods of time. We offer a broad range of state-of-the-art transient voltage suppressor devices for use in most modern electronic equipment. In 1998, we introduced a line of patented transient voltage suppressor devices specifically designed for automotive applications which include a surface mount high-energy "load dump" transient voltage suppressor device.

     Small Signal Diodes. Small signal diodes perform various functions such as signal blocking, routing and switching at lower current levels. These components are used in a variety of products, including telecommunications equipment, personal computer motherboards, automotive systems, power supplies and consumer electronics.

     Small Signal Transistors. Small signal transistors deliver amplification and switching functions that are essential to most modern electronic systems. These products are sold in both thru-hole and surface mount packages.

     Zener Diodes. Zener product lines provide a wide variety of specialized functions for complex electronic circuits. These devices are used as voltage regulators, voltage reference and voltage suppressors against electrostatic discharge threats. Zener diodes are also used in most modern electronic systems and end use markets.

MARKETS AND CUSTOMERS

     Our customer base is diverse, both geographically and by end use of our products. We target our products primarily for use in the automotive, computer, consumer electronics, telecommunications and lighting industries.

     Automotive. Our discrete components are found in critical and "creature comfort" systems throughout automotive design. Automotive customers seek highly reliable components. Our components are used in many automotive applications including airbag modules, global positioning satellite navigation systems, catalytic converter heaters, climate control modules, engine cooling systems and ignition modules.

     Computer. All computers and their associated peripherals require sophisticated, controlled electrical energy. We provide the power rectifying element for all computer electronic systems to transform unmanaged, raw electric power into the controlled energy source modern digital systems require. Our products also protect computer systems from transient threats, such as electrostatic discharge and induced lightning. Our products are sold to computer and computer component manufacturers in numerous applications, including switch mode power supplies, computer battery chargers, modem cards, P.C.A. boards, logic boards, laser printers, computer processors and monitors.

     Consumer electronics. Consumer appliances that plug into a wall outlet or transmit a signal generally require discrete semiconductors. Our products are placed in a broad range of consumer products, including refrigerators, garage door openers, home satellite systems, washers, dryers and microwaves.

     Telecommunications. Our products perform various functions for the telecommunications market. Because of the often critical nature of telecommunications applications and the increasing demand for portability, these applications require a very high degree of reliability and small size. Also, device efficiencies are very important in battery operated products to minimize power drain on batteries and maximize run time. For this reason, customers pay a premium for components that operate with the least amount of energy loss. Applications using our products include cordless phones, pagers, cellular base stations, Integrated Services Digital Network (ISDN) boards and satellite dishes.

     Lighting. New electronic ballast systems, which have been replacing older magnetic ballast systems and incandescent bulbs, provide greater efficiency and significantly reduce operating costs. Most light fixtures require alternating current (AC) to be converted into direct current (DC) in order to function. Historically, this has been achieved through an array of twisted copper wires known as a magnetic ballast. Recently, as a result of the demand for more efficient light fixtures, magnetic ballasts have been replaced in many applications by electronic ballasts which use discrete semiconductors. Because the new electronic ballast systems typically are priced at a relative premium, these systems must be extremely reliable in order to justify the higher initial cost. In addition to a high degree of reliability, electronic ballast manufacturers require their components to be priced affordably and be compact. We sell to all major applications within this end use market.

     Distributors. Distributors meet the needs of customers with lower volume requirements. Distributors serve all of our markets in all of our regions, but our primary distributor sales are in North America and Europe.

     Sales channels. Our products are sold through a direct sales force, distributors and sales representatives. In each of the years ended December 31, 1999, 1998 and 1997, sales to customers in North America, Europe and Southeast Asia each represented approximately 30% of our net sales. Sales to customers in Japan represented the majority of the balance. Our customer base incorporates a wide array of the world's largest manufacturers. No single customer accounted for 5% or more of our sales during the years ended December 31, 1999, 1998 or 1997.

     We have a sales force of more than 1,000 worldwide, comprised of sales representatives, distributors and approximately 200 direct sales and technical personnel to support our worldwide sales and distribution efforts. We maintain 13 sales offices located in Melville, New York; Carlsbad, California; Arlington Heights, Illinois; Duluth, Georgia; Paris, France; Munich, Germany; Tokyo and Osaka, Japan; Seoul, Korea; Taipei, Taiwan; Singapore; and Shanghai and Hong Kong, China.

     Additionally, we use information technology to develop and maintain strong customer relationships. For example, electronic data interchange is used by many of our major customers to facilitate the order through delivery process. In addition to electronic data interchange, we intend to expand upon the scope of services provided through the Internet, extranets and other electronic means to provide broader services to the marketplace. We expect that these services will provide improved technical support, on-line order access and e-commerce capability. The use of improved information technology, combined with strong technical marketing and broad sales channels has helped us obtain new product approvals and increase our market share with many of our major customers.

MANUFACTURING

     Semiconductor manufacturing involves two phases of production: wafer fabrication and assembly (or packaging). Wafer fabrication subjects silicon wafers to various thermal, metallurgical and chemical process steps that change their electrical and physical properties. These process steps define cells or circuits within numerous individual devices (termed "dies" or "chips") on each wafer. Assembly is the sequence of production steps that divide the wafer into individual chips and enclose the chips in structures (termed "packages") that make them usable in a circuit. Both wafer fabrication and assembly phases incorporate wafer level and device level electrical testing to ensure that device design integrity has been achieved.

     Discrete semiconductors generally use process technology and equipment already proven in the manufacturing of integrated circuits. The cost of discrete semiconductor wafer fabrication facilities varies greatly, depending upon the number and sophistication of the process steps required to produce the desired electrical performance and functions. While Schottky and transistor products require complex and technically sophisticated process flows, the capital requirements of these products are significantly less than for integrated circuits. This is due, in part, to the fewer number of process steps required to manufacture discrete semiconductor wafers and, therefore, the requirement of less process equipment. Additionally, because the discrete semiconductor manufacturing process is based on well established technology, less expensive process equipment is required.

     The entire manufacturing process has evolved over time, and labor intensive processes have given way to more reliable automated processes. The change to automated procedures has, in part, allowed us to reduce our manufacturing costs, significantly improve product quality and reduce the impact of declining prices.

     We own or lease six production facilities in China, Taiwan, Ireland, Germany, France and New York. In addition, we have manufacturing supply agreements with various companies located in Asia. Our facilities are as follows:

LOCATION                                                             PRODUCTS
--------                                                             --------
Wafer Fabrication Only:
  Freiburg, Germany                                        Small signal products
  Westbury, New York                                       Epitaxial wafers
Wafer Fabrication and Assembly:
  Taipei, Taiwan                                           Standard rectifiers
                                                           Schottky rectifiers
                                                           Fast efficient rectifiers
                                                           Transient voltage suppressors

LOCATION                                                             PRODUCTS
--------                                                             --------
  Macroom, Ireland                                         Transient voltage suppressors
                                                           Bridges
                                                           Standard rectifiers
                                                           Fast efficient rectifiers
Assembly Only:
  Tianjin, China                                           Rectifiers
                                                           Bridges
  Colmar, France                                           Small signal products

     All factories have received the quality certification designations ISO 9001 or ISO 9002 and all factories except the factory located in Westbury, New York, which does not manufacture end products for the automotive industry, have received the quality certification designation QS 9000. Our Macroom, Ireland facility has received ISO 14001 certification. ISO 14001 is an international certification awarded after extensive site audits demonstrate compliance to the Environmental Management System Standards.

RESEARCH AND DEVELOPMENT

     We plan to use the technology found in our long-lived, well-established products to introduce new products that meet our customers' needs. We employ approximately 60 full-time personnel in our research and development laboratories in Ireland, Taiwan, Fremont, California and Westbury, New York. The research and development laboratories in Ireland and Taiwan focus primarily on the development of new packaging technology, and the development laboratory in Westbury, New York focuses on applied material sciences.

     We recently opened a design center in Fremont, California for power MOSFET products with experienced senior MOSFET engineers, and have entered into related manufacturing agreements with two established foundries in China and Taiwan. MOSFETs are semiconductor devices that switch and/or amplify current through changes in voltage.

     Research and development expenditures totaled $6.9 million in 1999, $6.1 million in 1998 and $6.0 million in 1997. Research and development expenditures reflect continued development and the advancement of new product and packaging technologies targeted for the automotive, telecommunications and computer end-use market applications.

     A number of new products were introduced in 1999 to better serve the power management and circuit protection needs of our customers. The most significant has been the introduction of our new line of power MOSFETs. Other products introduced near the end of 1999, which we believe have significant growth potential in power management applications include 100V Schottky rectifiers and "rugged" UltraFast rectifiers. Both these product families find use in high-speed switching power supplies that are widely used in the computer industry. A low-voltage bi-directional Zener diode, introduced in 1999, has been very successful and shows significant revenue growth potential in the application of Christmas tree lights. These diodes prevent an entire string of lights from going out when a bulb in the string burns out. In the area of circuit protection we have extended the voltage range of our TRANSZORB(TM) transient voltage suppressors to have the widest range in the industry.

     In 1998 we introduced the surface mount high energy automotive transient voltage suppressor device, the fast recovery mini-bridge and the high voltage transient voltage suppressor products. The new surface mount high energy automotive transient voltage suppressor device is designed to protect automotive electronic systems from high energy surges. These products use our patented PAR(TM) construction that ensures superior high temperature operation, which is critical for automotive applications. The fast recovery mini-bridge is a low current surface mount bridge rectifier with fast switching characteristics. This device saves space on printed circuit boards when compared to standard bridges. The fast recovery time of this device reduces energy losses for fast switching power supply applications. We have extended the voltage range of our TRANSZORB(TM) transient voltage suppressor devices up to 550 volts, which is the highest avalanche voltage currently offered in the industry. This new product was specially designed to work in conjunction with newly developed integrated circuits that provide much greater efficiencies to computer products.

PATENTS

     We actively seek patents for new products and designs. At December 31, 1999, we held 55 U.S. patents. Although we believe our patents provide a competitive advantage, no single patent is material to our business. We also rely on our proprietary knowledge and continuing technological innovation to develop and maintain our competitive position.

BACKLOG

     At December 31, 1999, we had an order backlog of approximately $143.7 million compared with $121.8 million at December 31, 1998. Order backlog includes only orders for products scheduled to be shipped within six months. Orders may be revised or canceled, either pursuant to their terms or as a result of negotiations. Therefore, it is impossible to predict accurately the amount of backlog orders that will result in sales.

     Our backlog at any particular date may not be representative of actual sales for any succeeding period. The lead times for the release of purchase orders depend upon the scheduling practices of individual customers. The delivery times of new or non-standard products can be affected by scheduling factors and other manufacturing considerations. The rate of booking new orders can also vary significantly and there is the possibility of customer changes in delivery schedules or order cancellations.

COMPETITION

     The discrete semiconductor industry is highly competitive. We compete with companies worldwide, some of which have greater financial, marketing and management resources than we do. We believe that our principal competitors include ON Semiconductor, Philips Electronics N.V., ST Microelectronics N.V., Fairchild Semiconductor Corporation, Shindengen Electric Manufacturing Co., Ltd., Sanken Electric Co., Ltd. and a number of Taiwanese and Japanese manufacturers.

EMPLOYEES

     At December 31, 1999, we employed approximately 5,300 people worldwide. We believe that our relations with both our union and non-union employees are satisfactory.

RAW MATERIALS

     Silicon ingots, molding compound and lead frames typically account for approximately two-thirds of our raw material expense. We believe that our relations with our suppliers are good, and we do not anticipate any supply shortages in the foreseeable future.

     We believe that the loss of any supplier would not have a long-term material negative effect on our business because components and supplies are generally available from a variety of sources. However, we could have set-up costs and delays if we change suppliers. In the past, delays in delivery of components have not had a material negative effect on shipments of our products.

ENVIRONMENT

     We are committed to operate worldwide in a manner which respects and protects the environment. We use hazardous substances and generate solid and hazardous waste in the ordinary course of our business. As a result, we are subject to various federal, state, local and foreign laws and regulations governing environmental matters, including the use, discharge and disposal of hazardous materials. Because of the nature of our business, we incur costs to comply with environmental laws. Although we believe we are in substantial compliance with environmental requirements, we cannot assure you that our costs to comply with environmental requirements will not increase in the future. We cannot predict the kind of legislation or regulations that may be adopted in the future with respect to environmental protection and waste disposal. To date, our compliance with existing legislation and regulations has not had a material negative effect on us and we do not expect future compliance to have a material negative effect on our financial position, results of operations or cash flows.

     In connection with the spin-off in 1997, we retained the obligations with respect to environmental matters relating to our discontinued operations and their status as a "potentially responsible party" with respect to the offsite disposal of wastes. We are engaged in the remediation of eight sites relating to discontinued operations in six states, and are a "potentially responsible party" at five hazardous waste sites in four states. Based on several factors, including capital expenditures and expenses for our remediation programs, and the proportionate share of the cost of the necessary investigation and eventual remedial work that may be needed to be performed at the sites for which we have been named as a "potentially responsible party," these matters are not expected to have a material adverse effect on our financial position, results of operations or cash flows.

     Our present and past facilities have been in operation for many years, and over that time in the course of those operations, these facilities have used substances which are or might be considered hazardous. Additionally, we have generated and disposed of wastes which are or might be considered hazardous. Therefore, it is possible that additional environmental issues may arise in the future which we cannot predict.

     Reference is made to Note 9 to the Consolidated Financial Statements included in Part II of this Form 10-K and to the cautionary statements contained in Exhibit 99 to this Form 10-K for further information regarding environmental matters.

INTERNATIONAL OPERATIONS

     We manufacture or assemble most of our products in Taiwan (Republic of China), the People's Republic of China, Ireland, Germany and France. These foreign operations are subject to the usual risks inherent in operating overseas, including risks with respect to fluctuations in currency exchange rates, economic and political destabilization, restrictive actions by foreign governments, nationalizations, the laws and policies of the United States affecting trade, foreign investment and loans and foreign tax laws. Our cost-competitive status could be negatively affected if, relative to our competitors, we experience unfavorable movements in foreign currency exchange rates such as the appreciation of the New Taiwan dollar in relation to the U.S. dollar.

     International sales represent approximately 70% of our sales. Sales to the Asia/Pacific region accounted for approximately 40% of our worldwide sales in 1999. In the first half of 1999, we benefited from improving economic conditions in Southeast Asia, but conditions in Europe softened. Additionally, approximately 50% of our production is located in Taiwan, the cost of which increased from the strengthened New Taiwan Dollar in relation to the U.S. dollar in 1999. In the second half of 1999 we saw significant improvement in the business including improved sales, pricing and capacity utilization. We cannot assure you as to the extent or duration of the impact of these events on our financial position, results of operations or cash flows.

     For detailed financial information concerning foreign and domestic operations and export sales, reference is made to Note 14 to the Consolidated Financial Statements included in Part II of this Form 10-K.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is certain information with respect to the executive officers of the Company as of December 31, 1999.

           NAME AND TITLE             AGE                        BUSINESS EXPERIENCE
           --------------             ---                        -------------------
Ronald A. Ostertag..................  59     Ronald A. Ostertag has been our Chairman, President
Chairman, President and                      and Chief Executive Officer since the spin-off. Previously,
Chief Executive Officer                      he held the position of Vice President of General Instrument
                                             Corporation since February 1989 and President of General
                                             Instrument Corporation's Power Semiconductor Division since
                                             September 1990.

           NAME AND TITLE             AGE                        BUSINESS EXPERIENCE
           --------------             ---                        -------------------
Andrew M. Caggia(1).................  51     Andrew M. Caggia has been our Senior Vice President
Senior Vice President and                    and Chief Financial Officer since the spin-off. Previously,
Chief Financial Officer                      he held the position of Senior Vice President of Finance at
                                             General Instrument Corporation's Power Semiconductor
                                             Division since September 1990.
Robert J. Gange(1)..................  44     Robert J. Gange has been our Vice President and
Vice President and                           Controller since the spin-off and Vice President and
Controller                                   Controller of General Instrument Corporation's Power
                                             Semiconductor Division since May 1997. From 1995 to 1997, he was Director of Finance and from 1993 to 1995, Assistant
                                             Controller of General Instrument Corporation's Power
                                             Semiconductor Division.
Vincent M. Guercio..................  46     Vincent M. Guercio has been our Senior Vice
Senior Vice President, e-commerce            President, e-commerce since November 1998. From the spin-off to November 1998 he was Senior Vice President, Worldwide
                                             Sales and Marketing. Previously, he had been responsible for this function at General Instrument Corporation's Power
                                             Semiconductor Division since January 1992.
W. John Nelson(2)...................  45     W. John Nelson has been our President, Asia/Pacific
President                                    Operations since November 1998. From the spin-off to
Asia/Pacific Operations                      November 1998 he was our Senior Vice President, Asia/Pacific
                                             Operations. Previously, he had been responsible for this
                                             function at General Instrument Corporation's Power
                                             Semiconductor Division since March 1994. From 1991 to 1994, he was President of General Instrument Corporation Taiwan.
Stephen B. Paige....................  52     Stephen B. Paige has been our Senior Vice President,
Senior Vice President, General               General Counsel and Secretary since the spin-off.
Counsel and Secretary                        Previously, he was Senior Vice President and General Counsel
                                             for General Instrument Corporation's Power Semiconductor
                                             Division since May 1997. From April 1995 to May 1997, he was
                                             Vice President and General Counsel of Monsanto Business
                                             Services, Chicago Region. From January 1992 to April 1995,
                                             he was Vice President, General Counsel and Secretary of The
                                             NutraSweet Company, a wholly-owned subsidiary of Monsanto
                                             Company.
Linda S. Perry......................  49     Linda S. Perry has been our Senior Vice President,
Senior Vice President,                       Human Resources since September 1997 and its Vice President,
Human Resources                              Human Resources since the spin-off. Previously, she held the position of Vice President, Human Resources at General
                                             Instrument Corporation's Power Semiconductor Division and
                                             has had responsibility for this function since 1988.

           NAME AND TITLE             AGE                        BUSINESS EXPERIENCE
           --------------             ---                        -------------------
John P. Phillips....................  54     John P. Phillips has been our President, Europe and
President, Europe and                        North America Operations since November 1998. From the
North America Operations                     spin-off to November 1998 he was Senior Vice President,
                                             European Operations. Previously, he was Senior Vice
                                             President of Worldwide Technology for General Instrument
                                             Corporation's Power Semiconductor Division and had
                                             responsibility for this function since March 1992.

---------------
(1) Mr. Caggia resigned from his positions with General Semiconductor effective January 19, 2000. On March 15, 2000, Mr. Gange was appointed Senior Vice President and Chief Financial Officer.

(2) On March 15, 2000, Mr. Nelson was appointed Chief Operating Officer.

ITEM 2.  PROPERTIES

     Our principal administrative, production and research and development facilities are located in the following locations:

                 LOCATION                           LEASED OR OWNED           SQUARE FEET
                 --------                    ------------------------------   -----------
Melville, New York.........................  Leased, Expires 2004                52,000
Westbury, New York.........................  Leased, Expires 2005 (1)            18,000
Taipei, Taiwan.............................  Owned                              350,000
Macroom, Ireland...........................  Owned                              120,000
Tianjin, China.............................  Ground Lease, Expires 2045 (2)     120,000
Freiburg, Germany..........................  Leased, Expires 2007 (3)            55,000
Colmar, France.............................  Owned                               63,000

---------------
(1) We have an option to extend this lease until 2010.

(2) We own the facility; however, the land upon which it is constructed is leased.

(3) We have the right to terminate this lease beginning in 2000.

     We believe that our facilities around the world, whether owned or leased, are well-maintained. Our manufacturing facilities contain sufficient production capacity to meet our needs for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

     In connection with the spin-off in 1997, Next Level Systems, Inc. (which subsequently changed its name to General Instrument Corporation and was acquired by Motorola Inc. in January 2000) agreed to indemnify us with respect to certain legal proceedings relating to the business transferred to Next Level Systems, Inc., including the obligations, if any, arising out of or relating to the two securities litigations described below. Therefore, we are of the opinion that the resolution of these matters will not have an effect on our consolidated financial position, results of operations or cash flows.

     The action captioned In Re General Instrument Corporation Securities Litigation pending in the U.S. District Court for the Northern District of Illinois, Eastern Division, consolidates numerous class action complaints (including the derivative action) filed in various courts between October 10 and October 27, 1995, and is brought by plaintiffs, on their own behalf and as representatives of a class of purchasers of General Instrument Corporation common stock during the period March 21 through October 18, 1995. The complaint alleges that prior to the spin-off, General Instrument Corporation and certain of its officers and directors, as well as Forstmann Little & Co. and certain related entities, violated the federal securities laws, namely Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, by allegedly making false and misleading statements and failing to disclose material facts about General Instrument Corporation's planned shipments in 1995 of its CFT-2200 and DigiCipher II products. Also pending in the same court, under the same name, is a derivative action brought on behalf of General Instrument Corporation. The derivative action alleges that the members of General Instrument Corporation's Board of Directors, several of its officers and Forstmann Little & Co. and related entities have breached their fiduciary duties by reason of the matter complained of in the class action and the defendants' alleged use of material non-public information to sell shares of General Instrument Corporation common stock for personal gain.

     The action captioned BKP Partners, L.P. v. General Instrument Corp. was brought in February 1996 by certain holders of preferred stock of NextLevel Communications, which was merged into a subsidiary of General Instrument Corporation in September 1995. The action was originally filed in the Northern District of California and was later transferred to the Northern District of Illinois. The plaintiffs allege that the defendants violated federal securities laws by making misrepresentations and omissions and breached fiduciary duties to NextLevel in connection with the acquisition of NextLevel by General Instrument Corporation. Plaintiffs seek, among other things, unspecified compensatory and punitive damages and attorneys' fees and costs.

     We are not a party to any pending legal proceedings other than various claims and lawsuits arising in the normal course of business and those for which we are indemnified. We are of the opinion that these litigations or claims will not have a material negative effect on our consolidated financial position, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock trades on the New York Stock Exchange under the symbol SEM. The following table sets forth the high and low sale prices as reported by the New York Stock Exchange for the years ended December 31, 1998 and 1999.

                                                                HIGH            LOW
                                                              ---------      ---------
YEAR ENDING DECEMBER 31, 1998
First Quarter...............................................     $14 3/4        $10 5/8
Second Quarter..............................................      14 3/4          9 7/8
Third Quarter...............................................      10 1/8          6
Fourth Quarter..............................................      10 11/16        5 15/16
                                                                HIGH            LOW
                                                              ---------      ---------
YEAR ENDING DECEMBER 31, 1999
First Quarter...............................................     $ 9 7/16       $ 5 15/16
Second Quarter..............................................       9 3/4          6 3/8
Third Quarter...............................................      12 5/8          7 7/8
Fourth Quarter..............................................      15 1/8          8 11/16

     As of February 29, 2000, there were 409 holders of record of our common stock.

     We have not paid any cash dividends since the spin-off. We do not currently intend to pay dividends in the foreseeable future, but to reinvest earnings in our business. Our ability to pay cash dividends on our common stock is limited by certain covenants contained in our credit agreement. See Note 8 to the Consolidated Financial Statements included in Part II of this Form 10-K.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table presents our selected historical financial data at the dates and for each of the periods indicated. The financial data as of December 31, 1999 and 1998 and for each of the three years in the period ended December 31, 1999 has been derived from the audited consolidated financial statements included elsewhere herein. The financial data as of December 31, 1997, 1996, and 1995 and for the years ended December 31, 1996 and 1995 has been derived from the previously audited consolidated financial statements not included herein, as adjusted to give effect to the spin-off by General Instrument Corporation in 1997. This selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes included elsewhere herein. Historical consolidated financial data may not be indicative of our future performance.

                                                       YEAR ENDED DECEMBER 31,
                                       --------------------------------------------------------
                                         1999       1998     1997(A)       1996         1995
                                       --------   --------   --------   ----------   ----------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS
  DATA:
Net sales............................  $417,082   $401,144   $380,038   $  361,891   $  414,269
Cost of sales........................   302,476    283,582    289,313      230,687      254,991
Selling, general and
  administrative.....................    46,567     46,802     44,668       42,594       51,225
Research and development.............     6,903      6,104      5,998        5,838        5,068
Restructuring........................        --     12,324         --           --           --
Operating income.....................    55,994     47,187     34,916       77,618       97,776
Interest expense -- net..............   (23,466)   (20,026)   (14,353)     (10,396)      (9,461)
Income from continuing operations....    24,389     18,534      8,872       39,764       57,316
Net income (loss)....................    24,389     18,534      5,933       (1,864)     123,782
BASIC EARNINGS (LOSS) PER SHARE:
Income from continuing operations....  $   0.66   $   0.50   $   0.25   $     1.20   $     1.86
Net income (loss)....................      0.66       0.50       0.17        (0.06)        4.01
DILUTED EARNINGS PER SHARE:
Income from continuing operations....  $   0.66   $   0.50   $   0.25   $     1.15   $     1.68
Net income...........................      0.66       0.50       0.17         0.27         3.86
CONSOLIDATED BALANCE SHEET DATA:
Accounts receivable..................  $ 63,246   $ 59,643   $ 54,077   $   49,629   $   58,819
Inventories..........................    43,480     39,514     34,309       31,551       23,524
Property, plant and equipment........   231,217    223,743    218,752      202,281      156,714
Net assets of discontinued
  operations.........................        --         --         --    1,444,734    1,265,345
Total assets.........................   573,799    563,447    550,305    2,057,162    1,799,387
Long-term debt, including current
  maturities.........................   276,500    286,000    268,074      692,335      732,079

---------------
(a) Includes charges of $33.8 million ($25.3 million net of tax), or $0.69 per share, primarily related to the separation of General Instrument Corporation's Taiwan operations. These costs include $32.7 million charged to cost of sales and $1.1 million charged to selling, general and administrative expense.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     We are a market leader in the discrete segment of the semiconductor industry. We design and manufacture a broad array of discrete semiconductors, including power rectifiers, transient voltage suppressors, small signal transistors and small signal diodes. We are a world leader in the power rectifier and transient voltage suppressor markets, which products represented 87% of our 1999 net sales, with an approximate 15% market share as measured by net sales in 1999. Our products condition current and voltage, protect electrical circuits from power surges, amplify and switch small electrical signals and regulate voltage levels in circuits. Our products are essential components of most electronic devices and systems and are used throughout a wide range of industries, including the computer, automotive, telecommunications and consumer electronics industries. We operate six production facilities located in China, France, Germany, Ireland, Taiwan and New York, and we produce an average of 35 million units per day.

COST REDUCTION PROGRAMS

     We are engaged in ongoing cost reduction programs. These programs are designed to make our global manufacturing facilities more efficient and achieve a reduction in our future operating costs. The principal elements of our cost reduction programs include reducing the cost of our raw materials, improving the efficiency of our raw material utilization and automating labor intensive portions of our manufacturing process.

RESTRUCTURING

     In 1999 we completed a restructuring plan, announced on November 6, 1998, which was designed to enhance the interface of our operations and customers and improve our cost structure, efficiency and competitive position. The restructuring included reducing the workforce by decentralizing certain purchasing, marketing, finance and research and development functions and providing early retirement to a group of employees, closing two sales offices and writing off assets related to a discontinued product. Restructuring charges recorded in the fourth quarter of 1998 included $8.4 million in charges primarily related to employee separation and related costs and $3.9 million in non-cash charges for asset write-offs. This program resulted in a reduction of operating expenses by $6.4 million per year.

1997 SPIN-OFF

     On January 7, 1997, the Board of Directors of General Instrument Corporation approved a plan to divide General Instrument Corporation into three separate public companies in a spin-off transaction that was completed on July 28, 1997. Simultaneously with the spin-off, General Instrument Corporation changed its name to General Semiconductor, Inc. and effected a one-for-four reverse stock split. Following the spin-off, we began operations as a stand-alone publicly held company. The revenues, costs and expenses and cash flows of the businesses transferred to the General Instrument Corporation (formerly NextLevel Systems, Inc.) and CommScope, Inc. segments have been excluded from the respective captions in the consolidated statements of income and consolidated statements of cash flows and have been reported through July 28, 1997 as "Income (loss) from discontinued operations," net of applicable income taxes, and as "Cash provided by (used in) discontinued operations" for all periods presented in our consolidated financial statements included elsewhere herein. Unless otherwise noted, the following discussion pertains to our continuing operations.

RESULTS OF OPERATIONS

     The following table sets forth certain items included in selected consolidated financial data as a percentage of sales:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               1999     1998     1997
                                                              ------   ------   ------
Net sales...................................................  100.0%   100.0%   100.0%
Cost of sales...............................................   72.5     70.7     76.1
                                                              -----    -----    -----
Gross profit................................................   27.5     29.3     23.9
Selling, general and administrative.........................   11.2     11.7     11.8
Research and development....................................    1.7      1.5      1.6
Amortization of excess of cost over fair value of net assets
  acquired..................................................    1.2      1.3      1.4
Restructuring...............................................     --      3.1       --
                                                              -----    -----    -----
Operating income............................................   13.4     11.8      9.2
Other income (expense) -- net...............................     --       --       --
Interest expense -- net.....................................    5.6      5.0      3.8
                                                              -----    -----    -----
Income from continuing operations before income taxes.......    7.8      6.8      5.4
Provision for income taxes..................................    1.9      2.1      3.1
                                                              -----    -----    -----
Income from continuing operations...........................    5.9%     4.6%     2.3%
                                                              =====    =====    =====

ADJUSTED EBITDA

     Adjusted EBITDA represents earnings from continuing operations before interest, taxes, depreciation and amortization expense. EDITDA is presented because the Company believes it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. However, other companies in our industry may calculate EBITDA differently than we do. EBITDA is not a measurement of financial performance under generally accepted accounting principles and should not be considered as an alternative to cash flow from operating activities or as a measure of liquidity or as an alternative to net income as an indicator of the Company's operating performance or any other measures of performance derived in accordance with generally accepted accounting principles. See the statements of cash flow included in the Company's Consolidated Financial Statements, included in Part II of this Form 10-K.

     Adjusted EBITDA is calculated by adding to EBITDA certain items of expense that the Company believes are neither likely to recur nor indicative of future performance, consisting of (a) pre-tax charges of $33.8 million incurred during 1997 in connection with the separation and (b) pre-tax charges of $12.3 million incurred in the fourth quarter of 1998 for the restructuring.

                                                             YEAR ENDED DECEMBER 31,
                                                           ---------------------------
                                                            1999      1998      1997
                                                           -------   -------   -------
Income from continuing operations........................  $24,389   $18,534   $ 8,872
Interest.................................................   23,466    20,026    14,353
Taxes....................................................    8,130     8,556    11,649
Depreciation and amortization(1).........................   27,240    24,682    23,892
                                                           -------   -------   -------
EBITDA...................................................   83,225    71,798    58,766
Restructuring............................................       --    12,324        --
Spin-off.................................................       --        --    33,866
                                                           -------   -------   -------
Adjusted EBITDA..........................................  $83,225   $84,122   $92,632
                                                           =======   =======   =======

---------------
(1) Amortization of deferred financing fees is excluded from "Depreciation and amortization" and included in "Interest".

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1999 WITH THE YEAR ENDED DECEMBER 31, 1998

NET SALES

     Net sales of $417.1 million for the year ended December 31, 1999 increased $16.0 million from $401.1 million for the comparable prior year period. The 4.0% increase is primarily due to an 18% increase in unit volume sales partly offset by a 15% decline in average selling prices resulting from the effects of industry wide excess capacity most notably in the first half of 1999.

COST OF SALES

     Cost of sales for the year ended December 31, 1999 of $302.5 million increased $18.9 million from $283.6 million for the corresponding prior year period. The 6.7% increase is principally due to an increase in unit volume sales, partly offset by continued cost control and savings achieved from the 1998 restructuring.

     Accordingly, gross margin for the year ended December 31, 1999 represents 27.5% of net sales compared with 29.3% for the corresponding prior year period. The decrease relates to erosion of average selling prices partially offset by a change in the mix of products sold, continued cost controls, savings achieved from the 1998 restructuring and improved factory utilization.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses of $46.6 million for the year ended December 31, 1999 remained fairly stable compared with $46.8 million in 1998. Higher selling costs to support increased sales were offset by lower variable compensation expense and savings achieved from the 1998 restructuring. As a percentage of sales, selling, general and administrative expenses decreased to 11.2% for the year ended December 31, 1999 from 11.7% for the corresponding prior year period due to the increase in sales.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expense of $6.9 million for the year ended December 31, 1999 increased from $6.1 million for the comparable prior year period due to costs incurred related to the planned introduction of power MOSFETs partly offset by cost savings achieved from the 1998 restructuring. Research and development spending reflects the modification of existing products as well as the continued development of new products.

NET INTEREST EXPENSE

     Net interest expense increased to $23.5 million for the year ended December 31, 1999 from $20.0 million for the corresponding prior year period due to higher borrowing rates and amortization of deferred financing fees associated with amendments to the credit facility discussed below.

INCOME TAXES

     The Company's effective tax rate for the year ended December 31, 1999 decreased to 25.0% from 31.6% for the year ended December 31, 1998 due primarily to an increased proportion of income of foreign subsidiaries taxed at rates lower than the U.S. rate.

ADJUSTED EBITDA

     The $0.9 million decrease in adjusted EBITDA for the year ended December 31, 1999, compared with the corresponding prior year period is due primarily to lower selling prices, partly offset by increased sales volume and operating cost improvements.

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

COST OF SALES

     Cost of sales for the year ended December 31, 1998 of $283.6 million decreased 2% from $289.3 million for 1997. Excluding 1997 pre-tax charges of $32.7 million primarily related to the separation of the Taiwan operations of General Instrument Corporation in connection with the spin-off, cost of sales increased $27.0 million or 10.5% principally due to increased costs related to higher operating levels and the full year effect of the small signal products acquisition offset, in part, by improved factory performance and cost reduction. Cost of sales, as a percentage of net sales, was 70.7% for 1998 compared to 67.5% for 1997, excluding the 1997 pre-tax charges discussed above. This increase primarily results from the decline in average selling prices discussed above.

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

NET INTEREST EXPENSE

     Net interest expense increased $5.6 million to $20.0 million for the year ended December 31, 1998 from $14.4 million in 1997. Net interest expense in 1997 represents an allocation based upon General Semiconductor's net assets as a percentage of total assets of General Instrument Corporation through July 28, 1997 and actual interest expense thereafter. Pro forma net interest expense, assuming a net debt level of $275.0 million through the spin-off and amortization of debt issuance costs associated with the new borrowings, would have been $19.6 million for the year ended December 31, 1997.

INCOME TAXES

     The Company's effective income tax rate was 31.6% for 1998 compared with 56.8% for 1997 (37.0% excluding the tax effects, at the applicable rates, of the costs incurred to separate the General Instrument Corporation's Taiwan operations in connection with the spin-off). The decrease from the 37.0% described above, relates primarily to increased income of foreign subsidiaries taxed at rates lower than U.S. rates.

ADJUSTED EBITDA

     Adjusted EBITDA for the year ended December 31, 1998 of $84.1 million decreased $8.5 million from $92.6 million for the year ended December 31, 1997. Increased revenues in 1998 which reflect the inclusion of the small signal products sales for a full year were offset by price erosion of approximately 15%, higher costs from increased unit production and higher operating costs incurred as a result of increased sales.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1999, working capital was $64.7 million, compared to $51.7 million at December 31, 1998. The working capital increase of $13.0 million resulted primarily from the payment of restructuring costs, an increase in accounts receivable in support of a higher revenue base and increased days sales outstanding, and increased inventories due to additional customer requested consignment stock. As of December 31, 1999 approximately $1.4 million remains accrued for costs related to the 1998 restructuring. Such amounts are expected to be paid in 2000. As a result the current ratio increased to 2.0 to 1 at December 31, 1999 from 1.7 to 1 at December 31, 1998.

     During the year ended December 31, 1999, the Company invested $27.3 million in property, plant and equipment principally directed to strategic initiatives and automation compared with $26.9 million and $29.2 million in 1998 and 1997, respectively. While the Company does not have any material commitments for capital expenditures it does expect to invest approximately $35.0 to $40.0 million in 2000 for automation, new products, quality and system enhancements and capacity increases.

     Long-term debt at December 31, 1999 was $276.5 million, compared to $286.0 million at December 31, 1998. The Company's ratio of total debt to adjusted EBITDA was 3.3 to 1 at December 31, 1999, compared to 3.4 to 1 at December 31, 1998. The Company's ratio of senior debt to adjusted EBITDA improved from 3.4 to 1 at December 31, 1998 to 1.3 to 1. The improvement of this ratio is due to the issuance of $172.5 million of convertible subordinated notes in the fourth quarter of 1999.

     In December 1999, the Company issued $172.5 million principal amount of 5.75% convertible subordinated notes (the "Convertible Notes") due December 15, 2006. Interest on the Convertible Notes is payable semi-annually on June 15 and December 15 of each year, commencing in June, 2000. The Convertible Notes are convertible into approximately 11.1 million shares of the Company's common stock, at the option of the holder, at a conversion price of $15.55 per share. The Convertible Notes are redeemable at the Company's option, in whole or in part, at any time on or after December 15, 2002 at a premium of 103.286% of par value declining annually to 100.821% at December 15, 2005 and thereafter. The Convertible Notes are subordinated to the Company's existing and future senior indebtedness ($104.0 million at December 31, 1999) and to certain existing and future trade payable and other liabilities of certain of our subsidiaries (approximately $64.0 million at December 31, 1999). The holders of the Convertible Notes may require the Company to repurchase the notes at par value, plus interest and liquidated damages, if any, upon a change in control of the Company. Proceeds from the Convertible Notes were used to repay outstanding indebtedness under the Company's credit facility described below.

     In July 1997, the Company entered into a bank credit agreement, which was amended in December 1998 and in June 1999 (as amended the "Credit Agreement") which provides for a $350.0 million secured revolving credit facility that matures on December 31, 2002. In December 1999 the commitment amount under the Credit Agreement was permanently reduced by $86.3 million (50% of the gross proceeds from issuance of the Convertible Notes) to $263.8 million. The Credit Agreement requires the Company to pay a facility fee on the total commitment. The Credit Agreement permits the Company to choose between two interest rate options: the Adjusted Base Rate (as defined in the Credit Agreement), or a Eurodollar rate (LIBOR) plus a margin which varies based on the Company's ratio of indebtedness to earnings before interest, taxes, depreciation and amortization as defined in the Credit Agreement. The facility fee also varies based on that ratio. The Company is also able to set interest rates through a competitive bid procedure. The Credit Agreement contains financial and operating covenants, including limitations on guarantee obligations, liens, sale of assets, indebtedness, investments, capital expenditures, payment of dividends and leases, and requires the maintenance of certain financial ratios. In addition, certain changes in control of the Company would cause an event of default under the Credit Agreement. The December 1998 and June 1999 amendments revised certain covenant compliance calculations to provide the Company with greater flexibility. As required by the Credit Agreement, the Company entered into a guarantee and collateral agreement in August 1999 under which substantially all of the domestic assets and a portion of the capital stock of its foreign subsidiaries were pledged as security to the lenders. At December 31, 1999 and 1998, the Company was in compliance with all such amended covenants.

     The weighted average interest rate on the Company's long-term debt as of December 31, 1999 and 1998 was 7.0% and 5.8%, respectively.

     At December 31, 1999 there were $11.0 million letters of credit outstanding that reduce the amount that can be borrowed against the Company's $263.8 million credit facility.

     The Company generated $41.1 million cash flow from operations but experienced an overall decrease in cash of $0.6 million for the year ended December 31, 1999. The positive cash flow provided by operations was used for capital expenditures, a partial repayment of debt outstanding and financing fees associated with the issuance of the Convertible Notes. For the year ended December 31, 1998 the Company generated $32.5 million cash flow from continuing operating activities but experienced an overall decrease in cash of $2.0 million. The positive cash flow provided by continuing operations and borrowings was offset by capital expenditures and the remaining payments related to the spin-off.

     General Semiconductor's primary cash needs on both a short and long-term basis are for capital expenditures and other general corporate purposes. The Company believes that it has adequate liquidity to meet its current and anticipated cash flow needs from the results of its operations, working capital and the existing Credit Agreement. The Company intends to repay its remaining senior indebtedness primarily with cash flow from operations. There can be no assurance, however, that future industry-specific developments or general economic trends will not adversely affect the Company's operations or its ability to meet its cash requirements.

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

     Among other factors, the Company's cash flows and earnings are subject to fluctuations resulting from changes in foreign currency exchange rates and interest rates. The Company manages its exposure to these market risks through internally established policies and procedures and, when deemed appropriate, through the use of derivative financial instruments. The Company's policy does not allow speculation in derivative instruments for profit or execution of derivative instrument contracts for which there are no underlying exposures. The Company does not use financial instruments for trading purposes and is not a party to any leveraged derivatives. The Company monitors its underlying market risk exposures on an ongoing basis and believes that it can modify or adapt its hedging strategies as needed.

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

     Additional information regarding the Company's financial instruments is contained in Notes 8 and 13 to the Consolidated Financial Statements included in
Part II of this Form 10-K.

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

     The Company's principal foreign currency exposures are in the New Taiwan Dollar, Japanese Yen, Chinese Renminbi, the British Pound and the Euro. The Company's committed exposures relate primarily to trade payables, accounts receivable and employee compensation. At December 31, 1999, the Company had committed exposures of $53.6 million.

     As of December 31, 1999 and 1998, the Company had outstanding forward and purchased option contracts in the amounts of $10.6 million and $21.3 million, respectively, comprised of foreign currencies which were to be sold, and $12.7 million and $79.6 million, respectively, comprised of foreign currencies which were to be purchased. All outstanding forward contracts at December 31, 1999 mature within twelve months and have an aggregate fair value of $0.2 million.

     At December 31, 1999, the impact of a hypothetical 10% adverse change in exchange rates on the fair value of foreign exchange forward contracts and purchased options is a reduction in fair value of $2.3 million.

This impact would be offset by an increase in the fair value of the Company's committed exposures of $2.7 million.

INTEREST RATE RISK

     The Company is exposed to changes in U.S. dollar LIBOR interest rates on its floating rate revolving credit facility. At December 31, 1999, the outstanding balance under this facility was $104.0 million. On a selective basis, the Company from time to time enters into interest rate swap or cap agreements to reduce the potential negative impact increases in interest rates could have on its outstanding variable rate debt. The impact of interest rate instruments on the Company's results of operations in each of the three years ended December 31, 1999 was not significant.

     A hypothetical 10% increase in interest rates would adversely affect the Company's pretax earnings and cash flow by $0.9 million annually, due to the Company's floating rate debt.

     At December 31, 1999 the fair value of the Convertible Notes was approximately $184.6 million.

INTERNATIONAL MARKETS

     Management believes that a significant amount of General Semiconductor's sales in 2000 will continue to come from international markets.

     International sales generally represent 70% of the Company's worldwide sales. Sales to the Asia/Pacific region accounted for approximately 40% of the Company's worldwide sales for the year ended December 31, 1999. During 1999 order trends strengthened while average selling prices continued to deteriorate. However, approximately 50% of the Company's production is currently in Taiwan, the cost of which has increased from the strengthened New Taiwan Dollar in relation to the U.S. dollar. Extended underutilization of the Company's manufacturing facilities, resulting in production inefficiency, could result in margin deterioration. There can be no assurance as to the extent or duration of the impact of these events on the Company.

RECENT ACCOUNTING PRONOUNCEMENTS

     In 1998 the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities and requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. As amended by SFAS 137, SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company is evaluating the impact SFAS 133 will have on its financial statements.

YEAR 2000

     The Company did not experience a material adverse effect on its products, services, competitive position, financial condition or results of operations as a result of the Year 2000 phenomenon. However, the Company can give no assurance that the systems of other companies or government agencies on which the Company relies have been converted on time or that a failure to convert by another company or a conversion that is incompatible with the Company's systems will not have a material adverse effect on the Company.

     The disclosures contained herein constitute Year 2000 Readiness Statements pursuant to the Year 2000 Information and Readiness Disclosure Act, Public Law 105-271.

NEW EUROPEAN CURRENCY

     A new European currency (Euro) was introduced in January 1999 to replace the separate currencies of eleven individual countries. The Company will need to modify its payroll, benefits and pension systems, contracts with suppliers and customers and internal financial reporting systems to be able to process transactions in the new currency. A three-year transition period is given during which transactions may be made in the old currencies. This may require dual currency processes until the conversion is complete. The

Company is identifying the issues involved and intends to develop and implement solutions. The cost of this effort is not expected to be material and will be expensed as incurred. There can be no assurance, however, that all problems will be foreseen and corrected, or that no material disruption of the Company's business will occur. The conversion to the Euro may have competitive implications on our pricing and marketing strategies; however, any such impact is not known at this time. Currently, the Company has not experienced any material negative impact to date as a result of the introduction of the Euro.

EFFECT OF INFLATION

     General Semiconductor attempts to minimize the effect of inflation on earnings by controlling its operating costs and selling prices. In the opinion of management, the rate of inflation has not had a material impact on the Company's results of operations.

FORWARD LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. The Company's Form 10-K for the year ended December 31, 1999, the Company's 1999 Annual Report to Stockholders, any Form 10-Q or Form 8-K of the Company, or any oral or written statements made by or on behalf of the Company, may include forward looking statements which reflect the Company's current views with respect to future events and financial performance. These forward looking statements are identified by their use of such terms and phrases as "intends," "intend," "intended," "goal," "estimate," "estimates," "expects," "expect," "expected," "project," "projects," "projected," "projections," "plans," "anticipates," "anticipated," "should," "designed to," "foreseeable future," "believe," "believes" and "scheduled" and similar expressions. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise.

     Reference is made to the cautionary statements contained in Exhibit 99 to this Form 10-K for a discussion of the factors that may cause actual results to differ from the results discussed in these forward looking statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
  Financial Statements of General Semiconductor, Inc.
  Management's Responsibility for Financial Statements......  26
  Independent Auditors' Report..............................  27
  Consolidated Financial Statements:
      Consolidated Balance Sheets -- as of December 31, 1999
      and 1998..............................................  28
      Consolidated Statements of Income -- Years ended
      December 31, 1999, 1998 and 1997......................  29
      Consolidated Statements of Stockholders'
      Equity -- Years ended December 31, 1999, 1998 and
      1997..................................................  30
      Consolidated Statements of Cash Flows -- Years ended
      December 31, 1999, 1998 and 1997......................  31
  Notes to Consolidated Financial Statements................  32 through 52

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


                                             /s/ Robert J. Gange
/s/ Ronald A. Ostertag                       Robert J. Gange
Ronald A. Ostertag                           Senior Vice President and
Chairman, President and                      Chief Financial Officer
Chief Executive Officer

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders of
General Semiconductor, Inc.
Melville, New York

     We have audited the accompanying consolidated balance sheets of General Semiconductor, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of General Semiconductor, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP
Jericho, New York
February 2, 2000

                          GENERAL SEMICONDUCTOR, INC.

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT STOCK PAR VALUE)

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1999            1998
                                                              ------------    ------------
                                          ASSETS
Current Assets:
Cash and cash equivalents...................................    $  2,586        $  3,225
Accounts receivable, less allowance for doubtful accounts of
  $1,091 and $769, respectively.............................      63,246          59,643
Inventories.................................................      43,480          39,514
Prepaid expenses and other current assets...................      11,843          12,010
Deferred income taxes.......................................      10,130          13,738
                                                                --------        --------
         Total current assets...............................     131,285         128,130
Property, plant and equipment -- net........................     231,217         223,743
Excess of cost over fair value of net assets acquired, less
  accumulated amortization of $49,071 and $43,929,
  respectively..............................................     157,609         162,751
Deferred income taxes.......................................      29,894          29,376
Intangibles and other assets, less accumulated amortization
  of $13,083 and $11,099, respectively......................      23,794          19,447
                                                                --------        --------
TOTAL ASSETS................................................    $573,799        $563,447
                                                                ========        ========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable............................................    $ 31,864        $ 31,343
Accrued expenses............................................      34,700          45,084
                                                                --------        --------
         Total current liabilities..........................      66,564          76,427
Long-term debt..............................................     276,500         286,000
Deferred income taxes.......................................      28,608          21,390
Other non-current liabilities...............................      70,745          74,283
                                                                --------        --------
         Total liabilities..................................     442,417         458,100
                                                                --------        --------
Commitments and Contingencies
Stockholders' Equity:
Preferred Stock, $0.01 par value; 20,000 shares authorized;
  no shares issued..........................................          --              --
Common Stock, $0.01 par value; 400,000 shares authorized;
  37,069 and 36,925 shares issued, respectively.............         371             369
Additional paid-in capital..................................       2,151             507
Retained earnings...........................................     136,231         111,842
                                                                --------        --------
                                                                 138,753         112,718
Less -- Treasury stock, at cost, 104 shares.................      (7,371)         (7,371)
                                                                --------        --------
         Total stockholders' equity.........................     131,382         105,347
                                                                --------        --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................    $573,799        $563,447
                                                                ========        ========

                See notes to consolidated financial statements.

                          GENERAL SEMICONDUCTOR, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1999        1998        1997
                                                             --------    --------    --------
NET SALES..................................................  $417,082    $401,144    $380,038
                                                             --------    --------    --------
OPERATING COSTS AND EXPENSES:
  Cost of sales............................................   302,476     283,582     289,313
  Selling, general and administrative......................    46,567      46,802      44,668
  Research and development.................................     6,903       6,104       5,998
  Amortization of excess of cost over fair value of net
     assets acquired.......................................     5,142       5,145       5,143
  Restructuring............................................        --      12,324          --
                                                             --------    --------    --------
          Total operating costs and expenses...............   361,088     353,957     345,122
                                                             --------    --------    --------
OPERATING INCOME...........................................    55,994      47,187      34,916
Other expense-net..........................................        (9)        (71)        (42)
Interest expense-net.......................................   (23,466)    (20,026)    (14,353)
                                                             --------    --------    --------
INCOME FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES........................................    32,519      27,090      20,521
Provision for income taxes.................................    (8,130)     (8,556)    (11,649)
                                                             --------    --------    --------
INCOME FROM CONTINUING OPERATIONS..........................    24,389      18,534       8,872
DISCONTINUED OPERATIONS
Loss from discontinued operations, net of income tax
  expense of $22,073.......................................        --          --      (2,939)
                                                             --------    --------    --------
NET INCOME.................................................  $ 24,389    $ 18,534    $  5,933
                                                             ========    ========    ========
WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic....................................................    36,832      36,811      35,414
  Diluted..................................................    37,563      36,899      35,576

BASIC EARNINGS PER SHARE:
  Continuing operations....................................  $   0.66    $   0.50    $   0.25
  Discontinued operations..................................        --          --       (0.08)
                                                             --------    --------    --------
  Net income...............................................  $   0.66    $   0.50    $   0.17
                                                             ========    ========    ========
DILUTED EARNINGS PER SHARE:
  Continuing operations....................................  $   0.66    $   0.50    $   0.25
  Discontinued operations..................................        --          --       (0.08)
                                                             --------    --------    --------
  Net income...............................................  $   0.66    $   0.50    $   0.17
                                                             ========    ========    ========

                See notes to consolidated financial statements.

                          GENERAL SEMICONDUCTOR, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                                ACCUMULATED OTHER
                                                                                               COMPREHENSIVE INCOME
                                                                                               --------------------      TOTAL
                              COMMON STOCK     ADDITIONAL                           UNEARNED        UNREALIZED          STOCK-
                             ---------------     PAID-IN     RETAINED    TREASURY   COMPEN-          GAIN ON           HOLDERS'
                             SHARES   AMOUNT     CAPITAL     EARNINGS     STOCK      SATION         INVESTMENT          EQUITY
                             ------   ------   -----------   ---------   --------   --------   --------------------   -----------
BALANCE, JANUARY 1, 1997...  34,286    $343    $   926,194   $ 254,552   $(7,271)    $(665)          $     --         $ 1,173,153
Exercise of stock options
  and related tax
  benefit..................     200       2         19,361          --        --        --                 --              19,363
Comprehensive income:
  Net income...............      --      --             --       5,933        --        --                 --                  --
  Unrealized gain on
    investment, net of
    tax....................      --      --             --          --        --        --             22,018                  --
Total comprehensive
  income...................      --      --             --          --        --        --                 --              27,951
Amortization of unearned
  compensation.............      --      --             --          --        --       243                 --                 243
Treasury stock
  transactions.............      --      --             --          --      (100)       --                 --                (100)
Conversion of Convertible
  Junior Subordinated
  Notes -- net.............   2,397      24        226,636          --        --        --                 --             226,660
Distribution of General
  Instrument and
  Commscope................      --      --     (1,172,191)   (167,177)       --       422            (22,018)         (1,360,964)
Common stock issued........       4      --             55          --        --        --                 --                  55
                             ------    ----    -----------   ---------   -------     -----           --------         -----------
BALANCE, DECEMBER 31,
  1997.....................  36,887     369             55      93,308    (7,371)       --                 --              86,361
Exercise of stock options
  and related tax
  benefit..................      38      --            452          --        --        --                 --                 452
Comprehensive income:
  Net income...............      --      --             --      18,534        --        --                 --                  --
Total comprehensive
  income...................                                                                                                18,534
                             ------    ----    -----------   ---------   -------     -----           --------         -----------
BALANCE, DECEMBER 31,
  1998.....................  36,925     369            507     111,842    (7,371)       --                 --             105,347
Exercise of stock options
  and related tax
  benefit..................     144       2          1,644          --        --        --                 --               1,646
Comprehensive income:
  Net income...............      --      --             --      24,389        --        --                 --                  --
Total comprehensive
  income...................                                                                                                24,389
                             ------    ----    -----------   ---------   -------     -----           --------         -----------
BALANCE, DECEMBER 31,
  1999.....................  37,069    $371    $     2,151   $ 136,231   $(7,371)    $  --           $     --         $   131,382
                             ======    ====    ===========   =========   =======     =====           ========         ===========

                See notes to consolidated financial statements.

                          GENERAL SEMICONDUCTOR, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1999        1998       1997
                                                              ---------   --------   ---------
OPERATING ACTIVITIES:
  Income from continuing operations.........................  $  24,389   $ 18,534   $   8,872
  Adjustments to reconcile income from continuing operations to net cash provided by continuing operating
     activities:
     Depreciation and amortization..........................     27,806     24,982      24,232
     Asset write-off in conjunction with restructuring......         --      3,865          --
     Changes in assets and liabilities, net of effect of
       business acquired:
       Accounts receivable..................................     (3,603)    (5,565)    (13,335)
       Inventories..........................................     (3,966)    (5,204)      2,465
       Prepaid expenses and other current assets............        167     (2,694)     (3,208)
       Other non-current assets.............................        800        (24)        666
       Deferred income taxes................................     10,308     (2,662)     (1,236)
       Accounts payable and accrued expenses................     (3,265)     5,808       9,274
       Restructuring........................................     (6,434)      (657)         --
       Other non-current liabilities........................     (3,538)    (3,193)      1,685
     Other..................................................       (824)      (689)       (331)
                                                              ---------   --------   ---------
Net cash provided by continuing operating activities........     41,840     32,501      29,084
                                                              ---------   --------   ---------
Cash (used in) provided by discontinued operations..........         --    (25,177)    145,452
                                                              ---------   --------   ---------
INVESTING ACTIVITIES:
  Expenditures for property, plant and equipment............    (27,328)   (26,898)    (29,208)
  Proceeds from sale of short-term investments..............         --         --      24,974
  Proceeds from sale of assets..............................         --         --       3,000
  Payment for business acquired.............................         --         --      (8,982)
                                                              ---------   --------   ---------
Net cash used in investing activities.......................    (27,328)   (26,898)    (10,216)
                                                              ---------   --------   ---------
FINANCING ACTIVITIES:
  Issuance of subordinated convertible notes................    172,500         --          --
  Net proceeds from (repayments of ) revolving credit
     facilities.............................................   (182,000)    64,000    (192,000)
  Deferred financing fees...................................     (7,131)      (742)         --
  Proceeds from exercise of stock options...................      1,480        423      18,305
  Redemption of Convertible Junior Subordinated Notes.......         --         --        (245)
  Principal repayment of debt...............................         --    (46,074)     (4,310)
  Costs associated with the issuance of debt and Common
     Stock..................................................         --         --      (1,130)
                                                              ---------   --------   ---------
Net cash (used in) provided by financing activities.........    (15,151)    17,607    (179,380)
                                                              ---------   --------   ---------
Decrease in cash and cash equivalents.......................       (639)    (1,967)    (15,060)
Cash and cash equivalents, beginning of year................      3,225      5,192      20,252
                                                              ---------   --------   ---------
Cash and cash equivalents, end of year......................  $   2,586   $  3,225   $   5,192
                                                              =========   ========   =========
SUPPLEMENTAL CASH FLOW INFORMATION, RELATING TO CONTINUING AND DISCONTINUED OPERATIONS:
  Income taxes paid.........................................  $   6,023   $  9,776   $  37,224
  Interest paid.............................................  $  24,183   $ 19,677   $  32,033

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

     In this report, all share and per share amounts have been retroactively restated to reflect the Stock Split. In addition, the number of common shares issued have been adjusted to reflect the Stock Split and an amount equal to the par value of the reduction of the shares has been transferred from common stock to additional paid-in capital as of January 1, 1997, the earliest period reported.

     The revenues, costs and expenses and cash flows of the businesses transferred to General Instrument and CommScope (the "Discontinued Operations"), have been excluded from the respective captions in the Consolidated Statements of Income and Consolidated Statements of Cash Flows and have been reported through the Distribution Date as "Loss from discontinued operations", net of applicable income taxes and as "Cash (used in) provided by discontinued operations" for all periods presented. For the purpose of governing certain of the ongoing relationships among General Semiconductor, General Instrument and CommScope after the Distribution, these entities entered into various agreements that provided for an orderly transition, the separation and distribution of the operating assets and liabilities and pension plan assets and liabilities of GI, as well as tax sharing, and other matters.

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

     Long-Lived Assets. The Company periodically evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying values of such assets may not be recoverable. The Company evaluates the carrying values of such assets using future undiscounted cash flows.

     Revenue Recognition. The Company recognizes revenue when products are shipped with appropriate provisions for uncollectible accounts and credits for returns.

     Foreign Currency Translation. The Company has determined the U.S. dollar to be the functional currency of all foreign subsidiaries. Accordingly, gains and losses recognized as a result of translating foreign subsidiaries' monetary assets and liabilities from local foreign currencies to U.S. dollars are reflected in the accompanying consolidated statements of income.

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

     Recent Accounting Pronouncements. In 1998 the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities and requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. As amended by SFAS 137, SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company is evaluating the impact SFAS 133 will have on its financial statements.

                          GENERAL SEMICONDUCTOR, INC.

     Reclassifications. Certain prior year amounts have been reclassified to conform to the current year presentation.

3.  INVENTORIES

     Inventories consist of:

                                                     DECEMBER 31,    DECEMBER 31,
                                                         1999            1998
                                                     ------------    ------------
Raw materials......................................    $ 5,657         $ 5,139
Work in process....................................     13,739          14,181
Finished goods.....................................     24,084          20,194
                                                       -------         -------
Total..............................................    $43,480         $39,514
                                                       =======         =======

4.  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of:

                                                     DECEMBER 31,    DECEMBER 31,
                                                         1999            1998
                                                     ------------    ------------
Land and land improvements.........................   $  76,317       $  76,321
Buildings, improvements and leasehold
  improvements.....................................      69,085          64,106
Machinery and equipment............................     248,809         232,690
                                                      ---------       ---------
                                                        394,211         373,117
Accumulated depreciation...........................    (162,994)       (149,374)
                                                      ---------       ---------
Property, plant and equipment, net.................   $ 231,217       $ 223,743
                                                      =========       =========

     Depreciation expense aggregated $20.7 million, $18.0 million, and $16.8 million for 1999, 1998 and 1997, respectively.

5.  ACCRUED EXPENSES

     Accrued expenses consist of:

                                                     DECEMBER 31,    DECEMBER 31,
                                                         1999            1998
                                                     ------------    ------------
Salaries and compensation liabilities..............    $13,012         $14,355
Restructuring liabilities..........................      1,375           7,809
Benefit plan liabilities...........................      6,923           7,709
Other..............................................     13,390          15,211
                                                       -------         -------
Total..............................................    $34,700         $45,084
                                                       =======         =======

     On November 6, 1998, the Company announced a restructuring plan designed to enhance the interface of operations and customers, to improve its cost structure, efficiency and its competitive position and to accelerate growth. The restructuring included reducing the workforce by decentralizing certain purchasing, marketing, finance and research and development functions and providing early retirement to a group of employees, closing two sales offices and writing off assets related to an unprofitable product that will no longer

                          GENERAL SEMICONDUCTOR, INC.

be manufactured. Restructuring charges recorded in the fourth quarter included $8.2 million employee separation and related costs, $0.2 million other cost, and $3.9 million in non-cash charges for asset write-offs.

     A summary of the restructuring reserve is:

                                                         YEAR ENDED DECEMBER 31,
                                                         ------------------------
                                                           1999           1998
                                                         ---------      ---------
Restructuring reserve:
Balance, beginning of period...........................   $ 7,809        $    --
Provision..............................................        --         12,324
Asset impairment write-offs............................        --         (3,858)
Severance and early retirement costs...................    (6,230)          (605)
Other costs............................................      (204)           (52)
                                                          -------        -------
Balance, end of period.................................   $ 1,375        $ 7,809
                                                          =======        =======

     The Company estimates the remaining liability, which primarily represents severance and early retirement costs which have been incurred but not yet paid, will be paid during 2000.

6.  OTHER NON-CURRENT LIABILITIES

     Other non-current liabilities consist of:

                                                     DECEMBER 31,    DECEMBER 31,
                                                         1999            1998
                                                     ------------    ------------
Environmental liabilities..........................    $27,723         $29,363
Benefit plan liabilities...........................     35,682          35,596
Other..............................................      7,340           9,324
                                                       -------         -------
Total..............................................    $70,745         $74,283
                                                       =======         =======

7.  INCOME TAXES

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

     Notwithstanding the above, each of General Instrument, CommScope and General Semiconductor is responsible for any such taxes to the extent that such taxes are attributable to action taken by that entity or its affiliates, after the Distribution, that is inconsistent with the tax treatment contemplated in the tax ruling received from the Internal Revenue Service. The Company believes that the Tax Sharing Agreement is fair to each of the parties and contains terms which generally are comparable to those which would have been reached at arms-length negotiations with unaffiliated parties.

                          GENERAL SEMICONDUCTOR, INC.

     The domestic and foreign components of income from continuing operations before income taxes is:

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1999       1998       1997
                                                        -------    -------    -------
Domestic..............................................  $ 7,365    $ 8,141    $16,354
Foreign...............................................   25,154     18,949      4,167
                                                        -------    -------    -------
Total.................................................  $32,519    $27,090    $20,521
                                                        =======    =======    =======

     The components of the provision for income taxes are as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1999       1998       1997
                                                        -------    -------    -------
Current:
Federal...............................................  $(4,131)   $ 3,848    $ 4,691
Foreign...............................................    2,329      6,539      2,754
State.................................................     (376)       831      2,200
                                                        -------    -------    -------
                                                         (2,178)    11,218      9,645
                                                        -------    -------    -------
Deferred:
Federal...............................................    7,571        (11)     3,066
Foreign...............................................    1,950     (2,478)    (1,325)
State.................................................      787       (173)       263
                                                        -------    -------    -------
                                                         10,308     (2,662)     2,004
                                                        -------    -------    -------
Provision for income taxes............................  $ 8,130    $ 8,556    $11,649
                                                        =======    =======    =======

     The following table presents the principal reasons for the difference between the actual income tax provision and the tax provision computed by applying the U.S. federal statutory income tax rate to income from continuing operations before income taxes:

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1999       1998       1997
                                                        -------    -------    -------
Federal income tax provision at 35%...................  $11,382    $ 9,482    $ 7,182
State income taxes-net of federal benefit.............      267        428      1,601
Foreign operations....................................   (4,578)    (2,166)     1,470
Non-deductible expenses...............................    1,059      1,945        914
Other-net.............................................       --     (1,133)       482
                                                        -------    -------    -------
Provision for income taxes............................  $ 8,130    $ 8,556    $11,649
                                                        =======    =======    =======
Effective income tax rate.............................     25.0%      31.6%      56.8%

     Income taxes related to foreign operations in 1999, 1998 and 1997 reflect the Company's ability to recognize the benefit of foreign tax credits.

                          GENERAL SEMICONDUCTOR, INC.

     Deferred income taxes recorded in the accompanying consolidated balance sheets are comprised of :

                                              DECEMBER 31, 1999                 DECEMBER 31, 1998
                                       -------------------------------   -------------------------------
                                        ASSET     LIABILITY     NET       ASSET     LIABILITY     NET
                                       --------   ---------   --------   --------   ---------   --------
Current Deferred Income Taxes:
Accounts receivable and inventory
  reserves...........................  $  2,911    $    --    $  2,911   $  3,845    $    --    $  3,845
Product and warranty liabilities.....       156         --         156        332         --         332
Employee benefits....................     2,283         --       2,283      5,213         --       5,213
Other current........................     4,780         --       4,780      4,348         --       4,348
                                       --------    -------    --------   --------    -------    --------
                                       $ 10,130    $    --    $ 10,130   $ 13,738    $    --    $ 13,738
                                       ========    =======    ========   ========    =======    ========
Non-Current Deferred Income Taxes:
Domestic capital loss
  carryforwards......................  $ 17,518    $    --    $ 17,518   $ 17,518    $    --    $ 17,518
Fixed and intangible assets..........    (6,253)        --      (6,253)    (6,041)        --      (6,041)
Environmental liabilities............    10,535         --      10,535     11,158         --      11,158
Employee benefits....................    12,234         --      12,234     12,188         --      12,188
Other non-current....................    15,637     28,608     (12,971)    14,330     21,390      (7,060)
Valuation allowance..................   (19,777)        --     (19,777)   (19,777)        --     (19,777)
                                       --------    -------    --------   --------    -------    --------
                                       $ 29,894    $28,608    $  1,286   $ 29,376    $21,390    $  7,986
                                       ========    =======    ========   ========    =======    ========

     In accordance with the Tax Sharing Agreement, approximately $17.8 million of deferred tax assets related to the Company were allocated to General Instrument in connection with the Distribution.

     Deferred taxes have not been provided on undistributed earnings of certain foreign operations of $18.6 million and $14.3 million in 1999 and 1998, respectively, as those earnings are considered to be permanently reinvested. Determining the tax liability that would arise if these amounts were remitted is not practicable.

     The valuation allowance at December 31,1999 relates principally to domestic capital loss carryforwards, which expire in 2002. The valuation allowance will be reduced when and if the Company generates domestic capital gains.

8.  LONG-TERM DEBT

     Long-term debt consists of:

                                                     DECEMBER 31,    DECEMBER 31,
                                                         1999            1998
                                                     ------------    ------------
Subordinated debt:
  Convertible Notes................................    $172,500        $     --
Senior bank indebtedness:
  Revolving credit facility........................     104,000         286,000
                                                       --------        --------
          Total....................................    $276,500        $286,000
                                                       ========        ========

     In December 1999, the Company issued $172.5 million principal amount of 5.75% convertible subordinated notes (the "Convertible Notes") due December 15, 2006. Interest on the Convertible Notes is payable semi-annually on June 15 and December 15 of each year, commencing in June 2000. The Convertible Notes are convertible into approximately 11.1 million shares of the Company's common stock, at the option of

                          GENERAL SEMICONDUCTOR, INC.

the holder, at a conversion price of $15.55 per share. The Convertible Notes are redeemable at the Company's option, in whole or in part, at any time on or after December 15, 2002 at a premium of 103.286% of par value declining annually to 100.821% at December 15, 2005 and thereafter. The Convertible Notes are subordinated to the Company's existing and future senior indebtedness ($104.0 million at December 31, 1999) and to certain existing and future trade payable and other liabilities of certain of its subsidiaries (approximately $64.0 million at December 31, 1999). The holders of the Convertible Notes may require the Company to repurchase the notes at par value, plus interest and liquidated damages, if any, upon a change in control of the Company. Proceeds from the Convertible Notes were used to repay outstanding indebtedness under the Company's credit facility described below.

     In July 1997, the Company entered into a bank credit agreement, which was amended in December 1998, and in June 1999 (as amended, the "Credit Agreement") which provides for a $350.0 million secured revolving credit facility that matures on December 31, 2002. In December, 1999 the commitment amount under the Credit Agreement was permanently reduced by $86.3 million (50% of the gross proceeds from issuance of the Convertible Notes) to $263.8 million. The Credit Agreement requires the Company to pay a facility fee on the total commitment. The Credit Agreement permits the Company to choose between two interest rate options: the Adjusted Base Rate (as defined in the Credit Agreement), or a Eurodollar rate (LIBOR) plus a margin which varies based on the Company's ratio of indebtedness to earnings before interest, taxes, depreciation and amortization as defined in the Credit Agreement. The facility fee also varies based on that ratio. The Company is also able to set interest rates through a competitive bid procedure. The Credit Agreement contains financial and operating covenants, including limitations on guarantee obligations, liens, sale of assets, indebtedness, investments, capital expenditures, payment of dividends and leases, and requires the maintenance of certain financial ratios. In addition, certain changes in control of the Company would cause an event of default under the Credit Agreement. The December 1998 and June 1999 amendments revised certain covenant compliance calculations to provide the Company with greater flexibility. As required by the Credit Agreement, the Company entered into a Guarantee and Collateral Agreement in August 1999 under which substantially all of the domestic assets and a portion of the capital stock of its foreign subsidiaries were pledged as security to the lenders. At December 31, 1999 and 1998, the Company was in compliance with all such amended covenants.

     The weighted average interest rate on the Company's long-term debt at December 31, 1999 and 1998 was 7.0% and 5.8%, respectively.

     Net interest expense included in the 1997 Consolidated Statement of Income through the Distribution Date represents an allocation based upon General Semiconductor's net assets as a percentage of total assets of GI.

9.  COMMITMENTS AND CONTINGENCIES

     The Company leases office space, manufacturing facilities and transportation and other equipment under operating leases which expire at various dates through the year 2005. Rent expense was $5.5 million, $5.4 million and $3.3 million in 1999, 1998 and 1997, respectively.

     Future minimum lease payments required under operating leases as of December 31, 1999 are:

2000......................................................    $3,012
2001......................................................     2,467
2002......................................................     1,557
2003......................................................     1,209
2004......................................................       248
Thereafter................................................        52

                          GENERAL SEMICONDUCTOR, INC.

     The Company has approximately $11.0 million in letters of credit outstanding at December 31, 1999.

     Environmental Matters. The Company is subject to various federal, state, local and foreign laws and regulations governing environmental matters, including the use, discharge and disposal of hazardous materials. The Company's manufacturing facilities are believed to be in substantial compliance with current laws and regulations. Complying with current laws and regulations has not had a material adverse effect on the Company's financial condition. In connection with the Distribution, the Company retained the obligations with respect to environmental matters relating to its discontinued operations and its status as a "potentially responsible party." The Company is presently engaged in the remediation of eight sites relating to discontinued operations in six states, and is a "potentially responsible party" at five hazardous waste sites in four states.

     The Company has engaged independent consultants to assist management in evaluating potential liabilities related to environmental matters. Management assesses the input from these independent consultants along with other information known to the Company in its effort to continually monitor these potential liabilities. Management assesses its environmental exposure on a site-by-site basis, including those sites where the Company has been named as a "potentially responsible party". Such assessments include the Company's share of remediation costs, information known to the Company concerning the size of the hazardous waste sites, their years of operation and the number of past users and their financial viability. The Company has a reserve recorded for environmental matters of $30.2 million at December 31, 1999 ($31.9 million at December 31,
1998). While the ultimate outcome of these matters cannot be determined, management does not believe that the final disposition of these matters will have a material adverse effect on the Company's financial position, results of operations or cash flows beyond the amounts previously provided for in the financial statements.

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

                          GENERAL SEMICONDUCTOR, INC.

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

     In connection with the Distribution, General Instrument (formerly "NextLevel Systems, Inc.") agreed to indemnify the Company with respect to its obligations, if any, arising out of or relating to In Re General Instrument Corporation Securities Litigation (including the derivative action), and the BKP Partners, L.P. v. General Instrument Corp. litigation. General Instrument was acquired by Motorola Inc. in January 2000. Therefore, management is of the opinion that the resolution of these matters will have no effect on the Company's consolidated financial position, results of operations or cash flows.

10.  EMPLOYEE BENEFITS

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

     Net periodic pension cost consists of:

                                                        YEAR ENDED DECEMBER 31
                                   -----------------------------------------------------------------
                                          1999                   1998                   1997
                                   -------------------    -------------------    -------------------
                                   DOMESTIC    FOREIGN    DOMESTIC    FOREIGN    DOMESTIC    FOREIGN
                                   --------    -------    --------    -------    --------    -------
Service cost.....................  $   577     $2,616     $   482     $2,513     $   407     $ 2,746
Interest.........................    5,176      3,285       5,209      3,040       5,117       3,301
Expected return on plan assets...   (6,324)      (949)     (5,979)      (853)     (5,620)     (1,185)
Transition (asset) obligation....       --        165          --        160          --         188
Amortization of prior service
  costs..........................      (12)        --         (12)        --         (12)         --
Recognized actuarial loss........       50        455         198        522           2         756
                                   -------     ------     -------     ------     -------     -------
Net periodic pension cost
  (income).......................  $  (533)    $5,572     $  (102)    $5,382     $  (106)    $ 5,806
                                   =======     ======     =======     ======     =======     =======

                          GENERAL SEMICONDUCTOR, INC.

     The status of the Company's continuing pension plans and the related amounts recorded in the accompanying consolidated balance sheets are:

                                                     DECEMBER 31, 1999       DECEMBER 31, 1998
                                                    --------------------    --------------------
                                                    DOMESTIC    FOREIGN     DOMESTIC    FOREIGN
                                                    --------    --------    --------    --------
Change in Benefit Obligation
  Benefit obligation at beginning of year.........  $80,285     $ 50,587    $75,741     $ 46,863
     Service cost.................................      577        2,616        482        2,513
     Interest cost................................    5,176        3,285      5,209        3,040
     Actuarial (gain) or loss.....................   (5,974)        (825)     4,499         (174)
     Impact of foreign exchange...................       --         (121)        --          885
     Benefits paid................................   (9,244)      (2,497)    (5,646)      (2,540)
     Curtailment loss.............................      840           --         --           --
                                                    -------     --------    -------     --------
  Benefit obligation at end of year...............   71,660       53,045     80,285       50,587
                                                    -------     --------    -------     --------
Change in Plan Assets
  Fair value of plan assets at beginning of
     year.........................................   85,905       12,308     78,539       11,018
     Actual return on plan assets (net of
       expenses)..................................    5,112          782     13,012        1,132
     Employer contributions.......................       19        3,000         --        2,543
     Impact of foreign exchange...................       --          227         --          155
     Benefits paid................................   (9,244)      (2,497)    (5,646)      (2,540)
                                                    -------     --------    -------     --------
  Fair value of plan assets at end of year........   81,792       13,820     85,905       12,308
                                                    -------     --------    -------     --------
Reconciliation of the Funded Status
     Funded status................................   10,132      (39,225)     5,620      (38,279)
     Unrecognized transition (asset) or
       obligation.................................       --        1,325         --        1,523
     Unrecognized prior service cost..............      (54)          --        (65)          --
     Unrecognized actuarial (gain) or loss........   (8,377)      10,460     (3,567)      11,496
                                                    -------     --------    -------     --------
  Asset (liability) recognized at year-end........  $ 1,701     $(27,440)   $ 1,988     $(25,260)
                                                    =======     ========    =======     ========
Actuarial assumptions:
     Discount rate................................     7.75%       6.75%       6.75%       6.75%
     Investment return............................     9.00%       7.00%       9.00%       7.00%
     Compensation increases.......................     4.75%       6.00%       4.75%       6.00%

     The domestic pension plans consist principally of a qualified retirement plan which has satisfied the full funding limitation requirements under the Employee Retirement Income Security Act of 1974 ("ERISA"). The Company made no contributions to the plan in 1999, 1998 or 1997. Domestic plan assets consist of fixed income and equity securities. The Company also has an unfunded supplemental retirement plan for certain members of management. Net pension cost and accrued pension obligations for this plan are included in the amounts above.

     The foreign pension plans consist principally of a Taiwan and a German pension plan which are funded in accordance with statutory requirements. Foreign plan assets principally consist of fixed income securities.

     Defined Contribution Plans. The Company maintains defined contribution plans covering all domestic non-union employees and employees in Ireland and France. Company contributions were $0.4 million in 1999 and $0.7 million in 1998 and 1997.

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

                          GENERAL SEMICONDUCTOR, INC.

of benefits for retirees up to age 65. After age 65, Medicare becomes the primary provider. Net periodic postretirement benefit cost consists of:

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                               1999      1998     1997
                                                              -------   ------   ------
Service cost................................................  $  141    $  91    $  87
Interest....................................................     965      918      891
Amortization of prior service cost..........................    (194)    (383)    (383)
Recognized actuarial loss...................................     184      135       12
                                                              ------    -----    -----
Net periodic postretirement benefit cost....................  $1,096    $ 761    $ 607
                                                              ======    =====    =====

     The status of the Plan and the related amounts recorded in the accompanying consolidated balance sheets are:

                                                             DECEMBER 31,    DECEMBER 31,
                                                                 1999            1998
                                                             ------------    ------------
Change in Benefit Obligation
  Benefit obligation at beginning of year..................    $ 13,927        $ 13,286
     Service cost..........................................         141              91
     Interest cost.........................................         965             918
     Plan amendments.......................................       1,879              --
     Actuarial (gain) or loss..............................      (2,050)          2,056
     Retiree contributions.................................         269              --
     Benefits paid.........................................      (1,697)         (2,424)
                                                               --------        --------
  Benefit obligation at end of year........................      13,434          13,927
                                                               --------        --------
Change in Plan Assets
  Fair value of plan assets at beginning of year...........          --              --
     Actual return on plan assets..........................          --              --
     Employer contributions................................       1,429           2,424
     Retiree contributions.................................         268              --
     Benefits paid.........................................      (1,697)         (2,424)
                                                               --------        --------
  Fair value of plan assets at end of year.................          --              --
                                                               --------        --------
Reconciliation of the Funded Status
     Funded status.........................................     (13,434)        (13,927)
     Unrecognized transition (asset) or obligation.........          --              --
     Unrecognized prior service cost.......................      (2,762)         (4,834)
     Unrecognized actuarial (gain) or loss.................       2,719           4,955
                                                               --------        --------
  Accrued benefit liability at year end....................    $(13,477)       $(13,806)
                                                               ========        ========
Actuarial assumptions:
     Discount rate.........................................        7.75%           6.75%
     Expected return on plan assets........................         N/A             N/A

     The assumed rate of future increases in health care costs for 1999 and 1998 was 10.0% and 11.25%, respectively, for pre-age 65 retirees, and 8% and 9%, respectively, for post-age 65 retirees, and is expected to decline to 6% by the year 2003 for pre-age 65 retirees and by the year 2005 for post-age 65 retirees, respectively. Under the Plan, the actuarially determined effect of a one percentage point increase in the

                          GENERAL SEMICONDUCTOR, INC.

assumed health care cost trend rate on annual net postretirement benefit cost and the APBO would be $1.1 million and $1.4 million, respectively, for 1999 and 1998.

     Postemployment Benefits other than Pensions. The postemployment benefits obligation relates principally to medical costs for former employees on long-term disability. As of December 31, 1999 and 1998 $0.6 million and $1.0 million was accrued for postemployment benefits, respectively.

11.  STOCKHOLDERS' EQUITY

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

     In May 1998, the stockholders of the Company approved the adoption of the General Semiconductor, Inc. 1998 Long-Term Incentive Plan (the "1998 LTIP") which provides for the granting of stock options, stock appreciation rights, restricted stock, performance units, performance shares and phantom stock to employees of the Company and its subsidiaries and the granting of stock options to directors of the Company. The 1998 LTIP replaces the Company's 1993 LTIP. No further awards or options were granted pursuant to the 1993 LTIP. All shares available for future grant under the 1993 LTIP and those shares in respect of options or awards granted or issued pursuant to the 1993 LTIP which are subsequently forfeited, expired or otherwise terminate without having been exercised will be added to the number of shares available for grant under the 1998 LTIP.

     The following table summarizes stock option activity relating to the Company's 1993 LTIP and 1998 LTIP (collectively, the "LTIP Plans") since the Distribution.

                                                        NUMBER      WEIGHTED-
                                                          OF         AVERAGE
                                                        SHARES    EXERCISE PRICE
                                                        ------    --------------
Options outstanding at Distribution Date..............  2,838         $11.77
Granted...............................................    195          14.94
Cancelled.............................................    (17)         12.00
                                                        -----
Options outstanding at December 31, 1997..............  3,016         $11.98
Granted...............................................  1,715           8.96
Exercised.............................................    (38)         11.28
Cancelled.............................................    (69)         12.03
                                                        -----
Options outstanding at December 31, 1998..............  4,624         $10.86
Granted...............................................  1,347           8.65
Exercised.............................................   (144)         10.24
Cancelled.............................................   (300)         11.10
                                                        -----
Options outstanding at December 31, 1999..............  5,527         $10.32
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

                          GENERAL SEMICONDUCTOR, INC.

holders of unexercised General Semiconductor stock options, the number of options was adjusted and all exercise prices were decreased immediately following the Distribution to preserve the economic value of the options that existed prior to the Distribution Date.

     The following table summarizes information about stock options outstanding and exercisable under the Company's LTIP Plans.

                             SHARES UNDER OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                         -----------------------------------------    -------------------------
                            NUMBER        WEIGHTED-                      NUMBER
                         OUTSTANDING       AVERAGE       WEIGHTED-    EXERCISABLE     WEIGHTED-
                              AT          REMAINING       AVERAGE          AT          AVERAGE
RANGE OF                 DECEMBER 31,    CONTRACTUAL     EXERCISE     DECEMBER 31,    EXERCISE
EXERCISE PRICES              1999        TERM (YEARS)      PRICE          1999          PRICE
---------------          ------------    ------------    ---------    ------------    ---------
$1.48 to $8.44.......       1,318            7.9          $ 7.23           519         $ 7.39
$8.68 to $12.06......       2,702            8.0          $10.35         1,158         $11.73
$12.75 to $14.38.....       1,507            6.2          $12.97         1,083         $13.04
                            -----                                        -----
                            5,527            7.5          $10.32         2,760         $11.43
                            =====                                        =====

     At December 31, 1999 and 1998, 2.7 million shares and 3.8 million shares, respectively, were reserved for future awards under the Company's LTIP Plans. The tax benefits arising from stock options exercised during the years ended December 31, 1999, 1998 and 1997 in the amount of $0.2 million, $0.1 million, and $1.1 million, respectively, were recorded in stockholders' equity as additional paid-in capital.

     In addition, under the provisions of the Incentive Plan, the Company issued 1 thousand and 4 thousand shares of Common Stock to certain members of its Board of Directors during the years ended December 31, 1999 and 1997, respectively.

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its LTIP Plans. Since the exercise price of all stock options granted under the LTIP Plans in 1999, 1998 and 1997 was equal to the closing price of the Common Stock on the date of grant, no compensation expense has been recognized. Compensation expense would have been $4.4 million, $5.4 million and $27.1 million in 1999, 1998 and 1997, respectively, had compensation cost for stock options awarded during these years under the Company's stock option agreements been determined based upon the fair value at the grant date consistent with the methodology prescribed under SFAS No. 123, "Accounting for Stock-Based Compensation". The Company's pro forma net income (loss) and diluted earnings
(loss) per share would have been $21.7 million and $0.59 per share, respectively, for 1999, $15.2 million and $0.41 per share, respectively, for 1998 and $(10.9) million and $(0.31) per share, respectively for 1997. The estimated weighted-average per share fair value of the options granted during 1999 was $4.45, $4.18 during 1998, $9.70 for the period from January 1, 1997 through the Distribution Date, and $6.38 for the remainder of 1997, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                              1999    1998    1997
                                                              ----    ----    ----
Expected life (years).......................................  4.0     4.0      4.0
Risk-free interest rate.....................................  6.08%   4.81%   6.39%
Expected volatility-pre-Distribution........................  N/A     N/A       43%
Expected volatility-post-Distribution.......................   62%     54%      45%
Expected dividend yield.....................................    0%      0%       0%

     The pro forma effect on net income (loss) and earnings (loss) per share for 1999, 1998 and 1997 may not be representative of the pro forma effect in future years because it includes compensation cost on a straight-

                          GENERAL SEMICONDUCTOR, INC.

line basis over the vesting periods of the grants and does not take into consideration the pro forma compensation costs for grants made prior to 1995.

     Stockholder Rights Plan. On January 6, 1997 the Board of Directors adopted a stockholder rights plan designed to protect stockholders from various abusive takeover tactics, including attempts to acquire control of the Company at an inadequate price. Under the rights plan, which was amended in March 1999, each stockholder, subsequent to the distribution date of January 24, 1997, receives a dividend of one right for each outstanding share of the Company's Common Stock. The rights are attached to, and presently only trade with, the Common Stock and currently are not exercisable. Except as specified below, upon becoming exercisable, all rights holders will be entitled to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock ("Participating Preferred Stock") at a price of $100.

     The rights become exercisable and will begin to trade separately from the Common Stock upon the earlier of (i) the first date of public announcement that a person or group (other than an existing 15% stockholder or pursuant to a Permitted Offer, as defined) has acquired beneficial ownership of 15% or more of the Company's outstanding Common Stock, or (ii) 10 business days following a person's or group's commencement of, or announcement of, an intention to commence a tender or exchange offer, the consummation of which would result in beneficial ownership of 15% or more of the Company's Common Stock. The rights will entitle holders to purchase Common Stock having a market value (immediately prior to such acquisition) of twice the exercise price of the right in lieu of purchasing the Participating Preferred Stock. If the Company is acquired through a merger or other business combination transaction (other than a Permitted Offer, as defined), each right will entitle the holder to purchase common stock of the surviving company having a market value (immediately prior to such acquisition) of twice the exercise price of the right. The Company may redeem the rights for $0.01 each at any time prior to such acquisition. The rights will expire on January 6, 2007, unless earlier redeemed.

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

12.  EARNINGS PER SHARE

     Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the applicable periods. In 1999 and 1997, the diluted earnings per share computation is based on net income adjusted for interest and amortization of debt issuance costs related to convertible debt, if dilutive, divided by the weighted-average number of common shares outstanding adjusted for the dilutive effect of stock options and convertible securities. In 1998, the diluted earnings per share computation is based on net income divided by the weighted-average number of common shares outstanding adjusted for the dilutive effect of stock options. The diluted earnings per share calculation assumes the exercise of stock options using the treasury stock method.

                          GENERAL SEMICONDUCTOR, INC.

     Set forth below are reconciliations of the numerators and denominators of the basic and diluted per share computations for each of the years ended December 31, 1999, 1998 and 1997.

                                                   FOR THE YEAR ENDED DECEMBER 31, 1999
                                                 -----------------------------------------
                                                   INCOME          SHARES        PER-SHARE
                                                 (NUMERATOR)    (DENOMINATOR)     AMOUNT
                                                 -----------    -------------    ---------
BASIC EPS
Net income.....................................    $24,389         36,832          $0.66
                                                                                   =====
EFFECT OF DILUTIVE SECURITIES
  Options......................................         --            218
  Convertible debt.............................        323            513
                                                   -------         ------
DILUTED EPS
Net income plus assumed conversions............    $24,712         37,563          $0.66
                                                   =======         ======          =====

                                                   FOR THE YEAR ENDED DECEMBER 31, 1998
                                                 -----------------------------------------
                                                   INCOME          SHARES        PER-SHARE
                                                 (NUMERATOR)    (DENOMINATOR)     AMOUNT
                                                 -----------    -------------    ---------
BASIC EPS
Net income.....................................    $18,534         36,811          $0.50
                                                                                   =====
EFFECT OF DILUTIVE SECURITIES
  Options......................................         --             88
                                                   -------         ------
DILUTED EPS
Net income.....................................    $18,534         36,899          $0.50
                                                   =======         ======          =====

                                                   FOR THE YEAR ENDED DECEMBER 31, 1997
                                                 -----------------------------------------
                                                   INCOME          SHARES        PER-SHARE
                                                 (NUMERATOR)    (DENOMINATOR)     AMOUNT
                                                 -----------    -------------    ---------
BASIC EPS
Income from continuing operations..............    $8,872          35,414          $0.25
                                                                                   =====
EFFECT OF DILUTIVE SECURITIES
  Options......................................        --             162
                                                   ------          ------
DILUTED EPS
Income from continuing operations..............    $8,872          35,576          $0.25
                                                   ======          ======          =====

     In 1997 the effect of GI's 5% convertible junior subordinated notes (the "Junior Notes") which were outstanding through the Distribution is excluded from the above computation of diluted earnings per share because the impact was anti-dilutive. Had the impact of the weighted-average shares outstanding related to the Junior Notes of 1,305 shares been included in the diluted calculation, the diluted weighted-average shares outstanding of as December 31, 1997 would have been 36,881 shares.

13.  DERIVATIVES AND OTHER FINANCIAL INSTRUMENTS

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

                          GENERAL SEMICONDUCTOR, INC.

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

     The Company settles foreign exchange contracts generally at maturity and at prevailing market rates. The Company amortizes premiums on purchased options over the life of the contract. The amortization of these premiums during each of the three years in the period ended December 31, 1999 was not significant. As of December 31, 1999 and 1998, the Company had outstanding forward and purchased option contracts in the amounts of $10.6 million and $21.3 million, respectively, comprised of foreign currencies which were to be sold and $12.7 million and $79.6 million, respectively, comprised of foreign currencies which were to be purchased. All outstanding forward option contracts as of December 31, 1999 mature within twelve months.

     As of December 31, 1999 the Company had no purchased option contracts outstanding. As of December 31, 1999 the following forward contracts were outstanding:

FORWARD CONTRACTS:

                                        AVERAGE        US DOLLAR (000'S)    US DOLLAR (000'S)
CURRENCY                                 RATE           PURCHASE/(SELL)        FAIR VALUE
--------                                -------        -----------------    -----------------
New Taiwan Dollar.................   31.57   NTD/US        $(12,670)              $116
Japanese Yen......................  102.66   JPY/US           9,741                138
British Pounds....................    1.61   US/BPS             899                (20)

     As of December 31, 1998 the following forward and purchased option contracts were outstanding:

                          GENERAL SEMICONDUCTOR, INC.

FORWARD CONTRACTS:

                                        AVERAGE        US DOLLAR (000'S)    US DOLLAR (000'S)
CURRENCY                                 RATE           PURCHASE/(SELL)        FAIR VALUE
--------                                -------        -----------------    -----------------
New Taiwan Dollar.................   32.57   NTD/US        $(54,283)              $545
German Marks......................    1.67    DM/US          11,392                 60
Japanese Yen......................  115.62   JPY/US           8,779               (155)
Irish Punt........................    1.49   US/IEP          (3,125)                (5)
British Pounds....................    1.68   US/BPS           1,093                  5

PURCHASED OPTIONS:

                                        AVERAGE        US DOLLAR (000'S)    US DOLLAR (000'S)
CURRENCY                                 RATE           PURCHASE/(SELL)        FAIR VALUE
--------                                -------        -----------------    -----------------
New Taiwan Dollar.................   33.03   NTD/US        $(22,161)              $ 600

     Fair values shown above are based on quoted market prices. Deferred gains or losses on the above contracts at December 31, 1999 and 1998 were not significant. Foreign currency transaction gains included in income from continuing operations were $0.8 million, $1.6 million and $3.8 million in 1999, 1998, 1997, respectively.

     Interest Rate Derivative Instruments. On a selective basis, the Company from time to time enters into interest rate cap or swap agreements to reduce the potential negative impact of increases in interest rates on its outstanding variable-rate debt under the Credit Agreement. The Company recognizes in its results of operations over the term of the contract, as interest expense, the amortization of contract premiums incurred from purchasing interest rate caps. Net payments or receipts resulting from these agreements are recorded as adjustments to interest expense. The effect of interest rate instruments on the Company's results of operations in each of the three years in the period ended December 31, 1999 was not significant.

     The Company entered into two interest rate swap transactions with a term of one year beginning on January 22, 1998. Pursuant to these agreements it paid a fixed interest rate averaging 5.96% on a combined notional amount of $100 million and received interest on the combined $100 million notional amount based on a three month LIBOR rate set quarterly beginning on January 22, 1998. During February 1998, the Company purchased two interest rate caps each with a notional amount of $50 million. The caps became effective on April 27, 1998 and June 29, 1998 with terms of nine months and six months, respectively. Under the terms of the caps, the Company was paid an amount equal to the excess, if any, of three month LIBOR above 6% multiplied by the notional amounts. The premium paid for the caps was not significant.

     At December 31, 1998 the Company held the following interest rate derivative instruments:

INSTRUMENT               NOTIONAL AMOUNT    FIXED/STRIKE RATE    FLOATING RATE    FAIR VALUE
----------               ---------------    -----------------    -------------    ----------
Interest Rate Cap......      $50,000              6.000%         3-month LIBOR      $  --
Floating to Fixed
  Swap.................       50,000              5.953%         3-month LIBOR       (100)
Floating to Fixed
  Swap.................       50,000              5.966%         3-month LIBOR       (100)

     Fair values are based on the net present value of the future cash flows under the swap and cap agreements.

     Other Financial Instruments. As of December 31, 1999 and 1998 the carrying value of cash and cash equivalents, trade accounts receivable and trade accounts payable approximates fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount of the Company's senior bank indebtedness approximates fair value because the underlying instruments have variable interest

                          GENERAL SEMICONDUCTOR, INC.

rates that adjust to market on a short-term basis. At December 31, 1999 the fair value of the Convertible Notes was approximately $184.6 million.

     Concentration of credit risk. The Company's accounts receivable are generated from sales to customers in a variety of end-use markets that are geographically and economically dispersed and payment is generally due within 30 days. Accordingly, the Company does not believe it is subject to any significant concentration of credit risk.

14.  GEOGRAPHIC SEGMENT INFORMATION

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

                               UNITED
                               STATES     EUROPE    FAR EAST    CHINA    CORPORATE   CONSOLIDATED
                              --------   --------   --------   -------   ---------   ------------
YEAR ENDED DECEMBER 31,
  1999:
Net sales(a)................  $220,602   $130,287   $ 66,193   $    --   $      --     $417,082
Intercompany transfers......   133,183    143,058    171,609    45,025    (492,875)          --
                              --------   --------   --------   -------   ---------     --------
  Net sales.................   353,785    273,345    237,802    45,025    (492,875)     417,082
                              ========   ========   ========   =======   =========     ========
Interest income.............        --         35         22        12          34          103
Interest expense............        --        239         46        --      23,284       23,569
Depreciation and
  amortization expense......     9,580      5,939      8,953     3,334          --       27,806
Earnings before provision
  for income taxes..........     2,509      7,621     16,255     6,134          --       32,519
Income tax expense..........     2,507      1,200      4,750      (327)         --        8,130
Long-lived assets...........    99,866     55,559     60,090    30,383     166,722      412,620
Capital expenditures........  $  3,244   $  7,560   $ 12,862   $ 3,662   $      --     $ 27,328

                          GENERAL SEMICONDUCTOR, INC.

                               UNITED
                               STATES     EUROPE    FAR EAST    CHINA    CORPORATE   CONSOLIDATED
                              --------   --------   --------   -------   ---------   ------------
YEAR ENDED DECEMBER 31,
  1998:
Net sales (a)...............  $225,711   $135,247   $ 40,186   $    --   $      --     $401,144
Intercompany transfers......   114,833    136,993    170,568    28,956    (451,350)          --
                              --------   --------   --------   -------   ---------     --------
  Net sales.................   340,544    272,240    210,754    28,956    (451,350)    $401,144
                              ========   ========   ========   =======   =========     ========
Interest income.............        --         48         26        29         273          376
Interest expense............        --        297        588        --      19,517       20,402
Depreciation and
  amortization expense......     8,770      4,654      8,913     2,645          --       24,982
Earnings before provision
  for income taxes(b).......     6,614      3,802     11,061     5,613          --       27,090
Income tax expense..........     3,073      3,364      1,989       130          --        8,556
Long-lived assets...........    93,691     52,931     57,264    29,049     173,006      405,941
Capital expenditures........  $  2,731   $ 14,042   $  7,532   $ 2,593   $      --     $ 26,898

YEAR ENDED DECEMBER 31,
  1997:
Net sales (a)...............  $245,772   $102,881   $ 31,385   $    --   $      --     $380,038
Intercompany transfers......   102,966     84,301    137,293     4,752    (329,312)          --
                              --------   --------   --------   -------   ---------     --------
  Net sales.................   348,738    187,182    168,678     4,752    (329,312)    $380,038
                              ========   ========   ========   =======   =========     ========
Interest income.............        --        224         58        26          --          308
Interest expense............        --        223      3,561        --      10,877       14,661
Depreciation and
  amortization expense......     9,711      4,323      9,514       684          --       24,232
Earnings (loss) before
  provision for income
  taxes(c)..................    14,535        630      8,328    (2,972)         --       20,521
Income tax expense..........     5,452      1,042      5,155        --          --       11,649
Long-lived assets...........    94,670     47,360     59,827    27,094     177,114      406,065
Capital expenditures........  $  7,106   $  1,039   $  8,100   $12,963   $      --     $ 29,208

---------------
(a) Included in United States net sales are export sales as follows:

                                                 1999       1998       1997
                                               --------   --------   --------
Taiwan.......................................  $ 62,494   $ 93,380   $ 99,134
China........................................    41,607     32,904     28,602
                                               --------   --------   --------
                                               $104,101   $126,284   $127,736
                                               ========   ========   ========

                          GENERAL SEMICONDUCTOR, INC.

     Net sales, by country, within the European geographic segment are:

                                                 1999       1998       1997
                                               --------   --------   --------
France.......................................  $ 12,428   $ 12,993   $  9,988
Germany......................................    56,405     59,326     41,265
Italy........................................    12,314     14,272     12,662
U.K. ........................................    17,329     15,315     13,457
Other........................................    31,811     33,341     25,509
                                               --------   --------   --------
                                               $130,287   $135,247   $102,881
                                               ========   ========   ========

(b) Earnings before provision for income taxes in 1998 includes restructuring charges of $12.3 million ($8.5 million net of tax).

(c) Earnings(loss) before provision for income taxes in 1997 includes charges of $33.8 million, ($25.3 million net of tax), primarily related to the separation of GI's Taiwan operations.

No single customer accounted for more than 10% of the Company's sales during the years ended December 31, 1999, 1998 and 1997.

15.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly data for 1999 and 1998 is as follows:

                                                           QUARTER ENDED 1999
                                        --------------------------------------------------------
                                         MARCH 31      JUNE 30     SEPTEMBER 30    DECEMBER 31
                                        -----------   ----------   ------------   --------------
Net sales.............................   $ 96,961      $101,583      $105,756        $112,782
Gross profit..........................     24,484        26,563        28,835          34,724
Net income............................      4,252         5,108         6,208           8,821
Earnings per share
  Basic:..............................   $   0.12      $   0.14      $   0.17        $   0.24
  Diluted:............................       0.12          0.14          0.17            0.23

                                                           QUARTER ENDED 1998
                                        --------------------------------------------------------
                                         MARCH 31      JUNE 30     SEPTEMBER 30   DECEMBER 31(A)
                                        -----------   ----------   ------------   --------------
Net sales.............................   $106,397      $ 98,762      $ 97,223        $ 98,762
Gross profit..........................     35,289        28,647        26,726          26,900
Net income(loss)......................      9,466         6,846         5,956          (3,734)
Earnings(loss) per share
  Basic:..............................   $   0.26      $   0.19      $   0.16        $  (0.10)
  Diluted:............................       0.26          0.19          0.16           (0.10)

---------------
(a) Includes restructuring charges of $12.3 million ($8.5 million or $0.23 per share net of tax).

16.  ACQUISITION

     On October 1, 1997 the Company purchased certain assets and assumed certain liabilities related to the discrete semiconductor business of ITT Industries, Inc. for $9.0 million including direct transaction costs. The acquisition was accounted for as a purchase transaction and, accordingly, the results of operations are included in the Consolidated Statement of Income since the date of acquisition. The pro forma effects, assuming this transaction was effective January 1, 1997, were not material to the Company's results of operations, financial position or cash flows for the year ended December 31, 1997.

                          GENERAL SEMICONDUCTOR, INC.

17.  DISCONTINUED OPERATIONS

     Net sales for the Discontinued Operations included in the Consolidated Statement of Income were $1.3 billion for the year ended December 31, 1997. Discontinued operations includes $52.9 million, net of applicable income taxes, for the year ended December 31, 1997 for costs incurred primarily related to the separation of the Taiwan operations between General Semiconductor and General Instrument and for professional fees and certain other administrative and financing costs incurred directly related to the Distribution. The distribution of the net assets of discontinued businesses reduced stockholders' equity by $1.4 billion of which $1.2 billion was allocated to additional paid-in capital and $0.2 billion to retained earnings.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Identification of Directors:
               The sections captioned "Election of Directors" and "The Board of Directors and Committees of the Board" contained in the Company's 2000 Proxy Statement are hereby incorporated by reference.

     (b) Identification of Executive Officers:
               See Part I of this Form 10-K

     (c) Compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended:
               The section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Company's 2000 Proxy Statement is hereby incorporated by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     Information required by this item is contained in the sections captioned "Compensation of Executive Officers", and "Severance Protection and Other Agreements", in the Company's 2000 Proxy Statement and is incorporated by reference herein. The sections captioned "Report of the Compensation Committee" and "Performance Graph" in the Company's 2000 Proxy Statement are not incorporated by reference herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this item is contained in the sections captioned "Security Ownership of Certain Beneficial Owners and Management of the Company" and "Compensation of Executive Officers-Stock Options" in the Company's 2000 Proxy Statement and is incorporated by reference herein.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this item is contained in the section captioned "Certain Related Party Transactions" in the Company's 2000 Proxy Statement and is incorporated by reference herein.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Documents filed as part of this report

        1.  Financial Statements

            Independent Auditors' Report

            Consolidated Financial Statements:

                  Consolidated Balance Sheets -- as of December 31, 1999 and
                  1998

                  Consolidated Statements of Income -- Years ended December 31, 1999, 1998 and 1997

                  Consolidated Statements of Stockholders' Equity -- Years ended December 31, 1999, 1998 and 1997

                  Consolidated Statements of Cash Flows -- Years ended December 31, 1999, 1998 and 1997

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

     (b) Reports on Form 8-K

             The Company filed a Form 8-K with the SEC, dated December 1, 1999, to report under Item 5 of that Form that a press release was issued on December 1, 1999 announcing the Company's planned convertible subordinated note offering. A copy of the press release was filed as an exhibit to the Form 8-K.

             The Company filed a Form 8-K with the SEC, dated December 14, 1999, to report under Item 5 of that Form that a press release was issued on December 14, 1999 announcing completion of the Company's convertible subordinated note offering. A copy of the press release was filed as an exhibit to the Form 8-K.

     (c) Item 601 Exhibits

EXHIBITS
--------
 2.1      Agreement of Merger, dated as of July 25, 1997, between
          General Instrument Corporation and General Instrument
          Corporation of Delaware. (Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the
          period ended June 30, 1997 (File No. 1-5442))
 3.1      Restated Certificate of Incorporation of General
          Semiconductor, Inc. (including Certificate of Designation,
          Preferences and Rights of Series A Junior Participating
          Preferred Stock). (Incorporated herein by reference from the
          Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1998 (File No. 1-5442))
 3.2      Amended and Restated By-Laws of General Semiconductor, Inc.
          (Incorporated herein by reference from the Company's Annual
          Report on Form 10-K/A for the fiscal year ended December 31,
          1998 (File No. 1-5442))
 4.1      Rights Agreement, dated January 6, 1997, between General
          Semiconductor, Inc. and ChaseMellon Shareholder Services,
          LLC. (Incorporated herein by reference from the Registration
          Statement on Form 8-A filed January 10, 1997 (File No.
          1-5442))
 4.2      Amendment No. 1 to the Rights Agreement, dated as of March
          10, 1999 between General Semiconductor, Inc. and ChaseMellon
          Shareholder Services, LL (Incorporated herein by reference from the Amendment to the Registration Statement on Form
          8-A/A filed March 16, 1999 (File No. 1-5442))
10.1      Employee Benefits Allocation Agreement, dated as of July 25,
          1997, among NextLevel Systems, Inc., CommScope, Inc. and
          General Semiconductor, Inc. (Incorporated herein by
          reference from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997 (File No. 1-5442))
10.2      Debt and Cash Allocation Agreement, dated as of July 25,
          1997, among NextLevel Systems, Inc., CommScope, Inc. and
          General Semiconductor, Inc. (Incorporated herein by
          reference from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997 (File No. 1-5442))
10.3      Insurance Agreement, dated as of July 25, 1997, among
          NextLevel Systems, Inc., CommScope, Inc. and General
          Semiconductor, Inc. (Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997 (File No. 1-5442))
10.4      Tax Sharing Agreement, dated as of July 25, 1997, among
          NextLevel Systems, Inc., CommScope, Inc. and General
          Semiconductor, Inc. (Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997 (File No. 1-5442))

EXHIBITS
--------
10.5      Trademark License Agreement, dated as of July 25, 1997,
          among NextLevel Systems, Inc., CommScope, Inc. and General
          Semiconductor, Inc. (Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997 (File No. 1-5442))
10.6      Transition Services Agreement, dated as of July 25, 1997,
          among NextLevel Systems, Inc., CommScope, Inc. and General
          Semiconductor, Inc. (Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997 (File No. 1-5442))
10.7      Credit Agreement, dated as of July 23, 1997, among NextLevel
          Systems, Inc., and General Semiconductor, Inc., Certain
          Banks, The Chase Manhattan Bank as Administrative Agent and
          The Chase Manhattan Bank, Bank of America National Trust and
          Savings Association, Bank of Montreal, The Bank of Nova
          Scotia, CIBC, Inc. Credit Lyonnais New York Branch, Fleet
          National Bank and Wachovia Bank, N.A. as Co-Agents.
          (Incorporated herein by reference from the Company's
          Quarterly Report on Form 10-Q for the period ended June 30,
          1997 (File No. 1-5442))
10.7.1    First Amendment to the Credit Agreement, dated as of
          December 31, 1998 among General Semiconductor, Inc., The
          Chase Manhattan Bank as Administrative Agent, the Banks from time to time parties thereto, and the financial institutions named therein as co-agents for the Banks. (Incorporated
          herein by reference from the Company's Annual Report on Form
          10-K/A for the fiscal year ended December 31, 1998 (File No.
          1-5442))
10.7.2    Second Amendment to the Credit Agreement, dated as of June
          22, 1999 among General Semiconductor, Inc., The Chase
          Manhattan Bank as Administrative Agent, the Banks from time to time parties thereto, and the financial institutions
          named therein as co-agents for the Banks. (Incorporated
          herein by reference from the Company's Quarterly Report on
          Form 10-Q for the period ended June 30, 1999 (File No.
          1-5442))
10.7.3    Guarantee and Collateral Agreement, dated as of August 15,
          1999 between General Semiconductor, Inc. and certain of its subsidiaries in favor of the Chase Manhattan Bank, as
          Administrative Agent. (Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1999 (file No. 1-5442))
10.8+     Amended and Restated General Semiconductor, Inc. 1993
          Long-Term Incentive Plan. (Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the
          period ended June 30, 1997 (File No. 1-5442))
10.8.1+   General Semiconductor, Inc. 1998 Long-Term Incentive Plan.
          (Incorporated herein by reference from the Company's
          Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 20, 1998 (Reg. No.
          333-22861))
10.8.2+   First Amendment to the General Semiconductor, Inc. 1998
          Long-Term Incentive Plan effective as of October 19, 1999
10.8.3+   General Semiconductor, Inc. Annual Incentive Plan adopted
          October 19, 1999. (Incorporated herein by reference from the
          Company's Quarterly Report on Form 10-Q for the period ended
          September 30, 1999 (File No. 1-5442))
10.9+     Form of Indemnification Agreement between General
          Semiconductor, Inc. and certain executive officers.
          (Incorporated herein by reference from the Company's
          Quarterly Report on Form 10-Q for the period ended June 30,
          1997 (File No. 1-5442))
10.10+    Amended and Restated Severance Protection Agreement, dated
          October 29, 1998, between General Semiconductor, Inc. and
          Ronald A. Ostertag. (Incorporated herein by reference from the Company's Annual Report on Form 10-K/A for the fiscal
          year ended December 31, 1998 (File No. 1-5442))
10.11+    Form of Amended and Restated Severance Protection Agreement
          between General Semiconductor, Inc. and certain of its
          executive officers (other than the Chief Executive Officer).
          (Incorporated herein by reference from the Company's Annual
          Report on Form 10-K/ A for the fiscal year ended December
          31, 1998 (File No. 1-5442))
10.12     Indenture dated as of December 14, 1999 between General
          Semiconductor, Inc. and The Bank of New York, as Trustee
          (Incorporated herein by reference from the Company's
          Registration Statement on Form S-3 dated January 12, 2000
          (File No. 333-94513))
10.13     Registration Rights Agreement dated as of December 14, 1999 between General Semiconductor, Inc. and the Initial
          Purchasers named therein (Incorporated herein by reference from the Company's Registration Statement on Form S-3 dated
          January 12, 2000 (File No. 333-94513)).

EXHIBITS
--------
  21.      Subsidiaries of the Registrant.
  23.      Independent Auditors' Consent.
  27.      Financial Data Schedule.
  99.      Forward-Looking Information.

---------------
+ Management compensation.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          General Semiconductor, Inc.

                                           /s/ RONALD A. OSTERTAG
                                          --------------------------------------
                                          Ronald A. Ostertag
                                          Chairman of the Board, President
                                          and Chief Executive Officer

Dated: March 15, 2000

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

                     SIGNATURE                                     TITLE                     DATE
                     ---------                                     -----                     ----

/s/ RONALD A. OSTERTAG                               Chairman of the Board, President   March 15, 2000
---------------------------------------------------    and Chief Executive Officer and
Ronald A. Ostertag                                     Director (Principal Executive
                                                       Officer)

/s/ ROBERT J. GANGE                                  Senior Vice President and Chief    March 15, 2000
---------------------------------------------------    Financial Officer
Robert J. Gange                                        (Principal Financial Officer)

/s/ ROBERT J. GANGE                                  Controller (Principal Accounting   March 15, 2000
---------------------------------------------------    Officer)
Robert J. Gange

/s/ C. SCOTT KULICKE                                 Director                           March 15, 2000
---------------------------------------------------
C. Scott Kulicke

/s/ RONALD ROSENZWEIG                                Director                           March 15, 2000
---------------------------------------------------
Ronald Rosenzweig

/s/ PETER A. SCHWARTZ                                Director                           March 15, 2000
---------------------------------------------------
Peter A. Schwartz

/s/ SAMUEL L. SIMMONS                                Director                           March 15, 2000
---------------------------------------------------
Samuel L. Simmons

/s/ PROF. GERARD T. WRIXON                           Director                           March 15, 2000
---------------------------------------------------
Prof. Gerard T. Wrixon