Form 10-Q
period 2000-03-31
GENERAL SEMICONDUCTOR INC
filed 2000-04-24
CIK 40656

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended March 31, 2000
                                                ---------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the transition period from ______ to _______

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

Yes  x     No
   -----      ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                   Outstanding at April 20, 2000
-----------------------------                      -----------------------------
Common Stock, par value $0.01                                37,752,646

                  GENERAL SEMICONDUCTOR, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q



                                                                        PAGES
                                                                        -----

PART  I.          FINANCIAL INFORMATION
                  ---------------------


Financial Statements


        Condensed Consolidated Balance Sheets at
        March 31, 2000 (unaudited) and December 31, 1999                   2

        Consolidated Statements of Income for the Three Months
        ended March 31, 2000 and 1999 (unaudited)                          3

        Consolidated Statements of Cash Flows for the Three Months
        ended March 31, 2000 and 1999 (unaudited)                          4

        Notes to Consolidated Financial Statements (unaudited)            5-9

        Management's Discussion and Analysis of
        Financial Condition and Results of Operations                    10-13


PART II.          OTHER INFORMATION
                  -----------------


        Legal Proceedings                                                 14

        Exhibits                                                          14


SIGNATURE                                                                 15

                                                        PART I
                                                FINANCIAL INFORMATION

                                             GENERAL SEMICONDUCTOR, INC.
                                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                        (In Thousands, Except Stock Par Value)


                                                        ASSETS

                                                                                     (Unaudited)
                                                                                      March 31,         December 31,
                                                                                        2000                1999
                                                                                  ------------------  -----------------
Current Assets:
Cash                                                                                        $ 5,417            $ 2,586
Accounts receivable, less reserves of $826
     and $1,091, respectively                                                                67,820             63,246
Inventories                                                                                  46,203             43,480
Prepaid expenses and other current assets                                                    12,531             11,843
Deferred income taxes                                                                        10,223             10,130
                                                                                  ------------------  -----------------

     Total current assets                                                                   142,194            131,285

Property, plant and equipment - net                                                         231,583            231,217
Excess of cost over fair value of net assets acquired, less accumulated
    amortization of $50,356 and $49,071, respectively                                       156,324            157,609
Deferred income taxes, net of valuation allowance                                            29,986             29,894
Intangibles and other assets, less accumulated amortization of $13,868 and
    $13,083, respectively                                                                    23,675             23,794
                                                                                  ------------------  -----------------

TOTAL ASSETS                                                                              $ 583,762          $ 573,799
                                                                                  ==================  =================




                                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable                                                                           $ 35,080           $ 31,864
Accrued expenses                                                                             36,578             34,700
                                                                                  ------------------  -----------------

     Total current liabilities                                                               71,658             66,564

Long-term debt                                                                              264,500            276,500
Deferred income taxes                                                                        29,052             28,608
Other non-current liabilities                                                                68,696             70,745
                                                                                  ------------------  -----------------

     Total liabilities                                                                      433,906            442,417
                                                                                  ------------------  -----------------

Commitments and contingencies

Stockholders' Equity:
Preferred Stock, $0.01 par value; 20,000 shares authorized; no shares issued                      -                  -
Common Stock, $0.01 par value; 400,000 shares authorized; 37,752 and
     37,069 shares issued, respectively                                                         377                371
Additional paid-in capital                                                                   11,085              2,151
Retained earnings                                                                           145,765            136,231
Other stockholder's equity                                                                   (7,371)            (7,371)
                                                                                  ------------------  -----------------
                                                                                            149,856            131,382
                                                                                  ------------------  -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                $ 583,762          $ 573,799
                                                                                  ==================  =================


                                   See notes to consolidated financial statements.

                         GENERAL SEMICONDUCTOR, INC.
                        CONSOLIDATED INCOME STATEMENTS
              (Unaudited - In Thousands, Except Per Share Data)

                                                                           Three Months Ended
                                                                           ------------------
                                                                                March 31,
                                                                                ---------
                                                                        2000               1999
                                                                        ----               ----

NET SALES                                                            $ 114,970           $ 96,961
                                                                     ---------           --------

OPERATING COSTS AND EXPENSES:
    Cost of sales                                                       80,437             72,477
    Selling, general and administrative                                 12,664             10,963
    Research and development                                             1,674              1,460
    Amortization of excess of cost over fair value
       of net assets acquired                                            1,285              1,286
                                                                         -----              -----

         Total operating costs and expenses                             96,060             86,186
                                                                        ------             ------


OPERATING INCOME                                                        18,910             10,775
Other income (expense) - net                                                15               (58)
Interest expense-net                                                    (5,305)           (5,048)
                                                                        ------            ------


INCOME BEFORE INCOME TAXES                                              13,620              5,669

Provision for income taxes                                              (4,086)            (1,417)
                                                                        ------             ------

NET INCOME                                                             $ 9,534            $ 4,252
                                                                       =======            =======

Weighted Average Shares Outstanding:
  Basic                                                                 37,331             36,820
  Diluted                                                               49,612             36,844

Earnings per share:
  Basic                                                                 $ 0.26             $ 0.12
  Diluted                                                               $ 0.23             $ 0.12


                                         See notes to consolidated financial statements.

                                                 GENERAL SEMICONDUCTOR, INC.
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (Unaudited - In Thousands)


                                                                                                     Three Months Ended
                                                                                                         March 31,
                                                                                           ---------------------------------------
                                                                                                 2000                  1999
                                                                                           -----------------      ----------------
OPERATING ACTIVITIES:
Net income                                                                                         $ 9,534               $ 4,252
 Adjustments to reconcile to net cash
    from operating activities:
    Depreciation and amortization                                                                     7,358                 6,740
    Changes in assets and liabilities:
         Accounts receivable                                                                         (4,574)               (5,302)
         Inventories                                                                                 (2,723)               (2,953)
         Prepaid expenses and other current assets                                                     (688)                   78
         Other non-current assets                                                                      (158)                  776
         Deferred income taxes                                                                          258                 1,308
         Accounts payable and accrued expenses                                                        6,697                (7,034)
         Restructuring                                                                                 (370)               (2,945)
         Other non-current liabilities                                                               (2,049)                  339
    Other                                                                                               691                  (394)
                                                                                           -----------------      ----------------
Net cash provided by (used in ) operating activities                                                 13,976                (5,135)
                                                                                           -----------------      ----------------


INVESTING ACTIVITIES:
    Expenditures for property, plant and equipment                                                   (6,750)               (6,787)
                                                                                           -----------------      ----------------
Net cash used in investing activities                                                                (6,750)               (6,787)
                                                                                           -----------------      ----------------


FINANCING ACTIVITIES:
    Net (repayments of) proceeds from revolving credit facilities                                   (12,000)               11,000
    Deferred financing fees                                                                            (101)                    -
    Exercise of stock options                                                                         7,706                     -
                                                                                           -----------------      ----------------
Net cash (used in) provided by financing activities                                                  (4,395)               11,000
                                                                                           -----------------      ----------------
Increase (decrease) in cash and cash equivalents                                                      2,831                  (922)
                                                                                           -----------------      ----------------
Cash and cash equivalents, beginning of period                                                        2,586                 3,225
                                                                                           -----------------      ----------------
Cash and cash equivalents, end of period                                                            $ 5,417               $ 2,303
                                                                                           =================      ================

                                         See notes to consolidated financial statements.

                           GENERAL SEMICONDUCTOR, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                (All amounts in thousands, except per share data)


1.       DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

General Semiconductor, Inc. ("General Semiconductor" or the "Company") is a market leader in the discrete segment of the semiconductor industry. The Company designs, manufactures and sells a broad array of power management products including low-to medium-power rectifiers, transient voltage suppressors ("TVS"), small signal transistors, diodes and MOSFETs. Power rectifiers, small signal devices and TVS products are semiconductors that are essential components of most electronic devices and systems. Rectifiers convert alternating current (AC) into direct current (DC) which can be utilized by electronic equipment. TVS devices provide protection from electrical surges, ranging from electrostatic discharge to induced lightning. Small signal devices amplify or switch low level currents. MOSFETs are devices that switch and/or amplify current. The Company's products are primarily targeted for use in the computer, automotive, telecommunications, lighting and consumer electronics industries and are sold primarily to original equipment manufacturers, electronic distributors and contract equipment manufacturers.

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all necessary adjustments (consisting of normal recurring adjustments) and present fairly the Company's financial position as of March 31, 2000, the results of its operations for the three months ended March 31, 2000 and 1999, and its cash flows for the three months ended March 31, 2000 and 1999 in conformity with generally accepted accounting principles for interim financial information applied on a consistent basis. There were no adjustments of a non-recurring nature recorded during the three months ended March 31, 2000 and 1999. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in General Semiconductor's Annual Report on Form 10-K for the year ended December 31, 1999.


2.       INVENTORIES

         Inventories consist of:

                               March 31, 2000                  December 31, 1999
                               --------------                  -----------------

         Raw materials            $ 6,191                          $ 5,657
         Work in process           14,024                           13,739
         Finished goods            25,988                           24,084
                                   ------                           ------
                                  $46,203                          $43,480
                                  =======                          =======


3.       LITIGATION

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

In connection with the Distribution, General Instrument (formerly NextLevel Systems, Inc.) agreed to indemnify the Company with respect to its obligations, if any, arising out of or relating to In Re General Instrument Corporation Securities Litigation (including the derivative action), and the BKP Partners, L.P. v. General Instrument Corp. litigation. General Instrument was acquired by Motorola Inc. in January 2000. Therefore, management is of the opinion that the resolution of these matters will have no effect on the Company's consolidated financial position, results of operations or cash flows.


4.       COMMITMENTS AND CONTINGENCIES

The Company is subject to various federal, state, local and foreign laws and regulations governing environmental matters, including the use, discharge and disposal of hazardous materials. The Company's manufacturing facilities are believed to be in substantial compliance with current laws and regulations. Complying with current laws and regulations has not had a material adverse effect on the Company's financial condition. In connection with the Distribution, the Company retained the obligations with respect to environmental matters relating to its discontinued operations and its status as a"potentially responsible party." The Company is presently engaged in the remediation of eight sites relating to discontinued operations in six states, and is a "potentially responsible party" at five hazardous waste sites in four states.

The Company has engaged independent consultants to assist management in evaluating potential liabilities related to environmental matters. Management assesses the input from these independent consultants along with other information known to the Company in its effort to continually monitor these potential liabilities. Management assesses its environmental exposure on a site-by-site basis, including those sites where the Company has been named as a "potentially responsible party". Such assessments include the Company's share of remediation costs, information known to the Company concerning the size of the hazardous waste sites, their years of operation and the number of past users and their financial viability. The Company has a reserve recorded for environmental matters of $30.0 million at March 31, 2000 ($30.2 million at December 31, 1999). While the ultimate outcome of these matters cannot be determined, management does not believe that the final disposition of these matters will have a material adverse effect on the Company's financial position, results of operations or cash flows beyond the amounts previously provided for in the financial statements.

The Company's present and past facilities have been in operation for many years, and over that time in the course of those operations, such facilities have used substances which are or might be considered hazardous, an+ the Company has generated and disposed of wastes which are or might be considered hazardous. Therefore, it is possible that additional environmental issues may arise in the future, which the Company cannot now predict.



5.       EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the applicable periods. In 2000, the diluted earnings per share computation is based on net income adjusted for interest and amortization of debt issuance costs related to convertible debt, if dilutive, divided by the weighted average number of common shares outstanding adjusted for the dilutive effect of stock options and convertible securities. In 1999, the diluted earnings per share computation is based on net income divided by the weighted average number of common shares outstanding adjusted for the dilutive effect of stock options. The diluted earnings per share calculation assumes the exercise of stock options using the treasury stock method.

Set forth below are reconciliations of the numerators and denominators of the basic and diluted per share computations for the three months ended March 31, 2000 and 1999.


                                      Ended March 31, 2000               Ended March 31, 1999
                                      --------------------               --------------------

                               Income         Shares       Per-Share          Income         Shares        Per-Share
                           (Numerator)    (Denominator)      Amount        (Numerator)    (Denominator)     Amount
                           -----------    -------------      ------        -----------    -------------     ------
Basic EPS
  Net income                  $ 9,534          37,331         $0.26           $4,252          36,820        $0.12
                              =======          ======         =====           ======          ======        =====

Effect of Dilutive Securities
  Options                                       1,188                                             24
  Convertible debt              1,669          11,093                             --               -
                                -----          ------                         ------          ------
Diluted EPS
  Net income                  $11,203          49,612         $0.23           $4,252          36,844        $0.12
                              =======          ======         =====           ======          ======        =====




6.       GEOGRAPHIC SEGMENT INFORMATION

General Semiconductor is engaged in one industry segment, specifically, the design, manufacture and sale of discrete semiconductors. The Company manages its business on a geographic basis. Summarized financial information for the Company's reportable geographic segments is presented in the following table. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company's Annual Report on Form 10K for the year ended December 31, 1999. Net sales by reportable geographic segment reflect the originating source of the unaffiliated sale. Intercompany transfers represent the originating geographic source of the transfer and principally reflect product assembly which is accounted for at cost plus a nominal profit. In determining earnings before provision for income taxes for each geographic segment, sales and purchases between areas have been accounted for on the basis of internal transfer prices set by the Company.


                                 United
                                 States       Europe        Far East         China         Corporate      Consolidated
                                 ------       ------        --------         -----         ---------      ------------
Three months ended March
    31, 2000:
Net sales (a) ............      $61,920       $35,682       $17,368         $     -        $       -      $114,970
Intercompany transfers....       35,816        42,011        40,244          13,172         (131,243)            -
                                 ------        ------        ------          ------         --------       -------
Net sales.................       97,736        77,693        57,612          13,172         (131,243)     $114,970
                                 ======        ======        ======          ======         ========      ========

Interest income...........            -             4            10               5               13            32
Interest expense..........            -            52            14               -            5,271         5,337
Depreciation and
  amortization expense....        2,290         1,322         2,473             866              407         7,358
Earnings(loss) before
  provision for
  income taxes............        6,936         4,119         1,611             954                -        13,620
Income tax expense........      $ 2,734       $ 1,369       $   (78)        $    61        $       -      $  4,086


Three months ended
March 31, 1999:
Net sales (a).............      $49,688       $32,921       $14,352         $     -        $       -      $ 96,961
Intercompany transfers....       31,606        33,360        40,012           9,139         (114,117)            -
                                 ------        ------        ------           -----         --------       -------
Net sales.................       81,294        66,281        54,364           9,139         (114,117)     $ 96,961
                                 ======        ======        ======           =====         ========      ========

Interest income...........            -            21             -               5                -            26
Interest expense..........            -            66            10               -            4,998         5,074
Depreciation and
 amortization expense.....        2,349          1,346        2,239             806                -         6,740
Earnings(loss) before
 provision for
 income taxes.............         (393)           631        4,067           1,364                -         5,669
Income tax expense........      $  (511)        $  460      $ 1,460         $     8        $       -      $  1,417


(a)      Included in United States net sales are export sales as follows:

                              Three Months Ended March 31,
                              ----------------------------
                                 2000                1999
                                 ----                ----

         Taiwan                $16,787             $13,827
         China                  10,146               8,532
                                ------               -----
                               $26,933             $22,359
                               =======             =======

         Net sales, by destination, within the European geographic segment are:

                               Three Months Ended March 31,
                               ----------------------------
                                 2000                1999
                                 ----                ----

         France                $ 3,122             $ 3,210
         Germany                15,332              15,710
         Italy                   3,882               3,685
         U.K.                    4,698               3,189
         Other                   8,648               7,127
                                 -----               -----
                               $35,682             $32,921
                               =======             =======

7.       RECENT ACCOUNTING PRONOUNCEMENTS

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

                           GENERAL SEMICONDUCTOR, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following Management's Discussion and Analysis pertains to the continuing operations of General Semiconductor, Inc., unless otherwise noted, and describes changes in the Company's financial condition since December 31, 1999.

The following table sets forth items included in the statements of income as a percentage of net sales:


                                                               Three Months
                                                             Ended March 31,
                                                             ---------------
                                                            2000          1999
                                                            ----          ----

Net sales.............................................      100.0%       100.0%
Cost of sales................. .......................       70.0         74.8
                                                             ----         ----
Gross profit..........................................       30.0         25.2
Selling, general and administrative...................       11.0         11.3
Research and development..............................        1.5          1.5
Amortization of excess of cost over
  fair value of net assets acquired...................        1.1          1.3
                                                              ---          ---
Operating income......................................       16.4         11.1
Other income (expense)- net...........................          -            -
Interest expense - net................................        4.6          5.2
                                                              ---          ---
Income before income taxes............................       11.8          5.9
Provision for income taxes............................        3.5          1.5
                                                              ---          ---
Net income............................................        8.3%         4.4%
                                                              ===          ===


EBITDA
------

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

                                               Three Months Ended March 31,
                                               ----------------------------
                                                   2000           1999
                                                   ----           ----

Net income.............................          $ 9,534        $ 4,252
Interest...............................            5,305          5,048
Taxes..................................            4,086          1,417
Depreciation and amortization(1).......            6,951          6,771
                                                 -------        -------
EBITDA.................................          $25,876        $17,488
                                                 =======        =======

(1) Amortization of deferred financing fees is excluded from "Depreciation and amortization" and included in "Interest".

RESULTS OF OPERATIONS:
----------------------

NET SALES
---------

Net sales of $115.0 million for the three months ended March 31, 2000 increased $18.0 million from $97.0 million for the comparable prior year period. The increase is primarily due to increased volume partly offset by an approximate 10% decline in average selling prices. In each of the three months ended March 31, 2000 and 1999, sales to customers in North America, Europe and Southeast Asia each represented approximately 30% of net sales.


COST OF SALES
-------------

Cost of sales for the three months ended March 31, 2000 of $80.4 million compared to $72.5 million for the corresponding prior year period. Cost of sales increased $7.9 million principally due to an increase in unit volume and to higher costs due to a strengthened New Taiwan Dollar.

Accordingly, gross margin for the three months ended March 31, 2000 represents 30.0% of net sales compared with 25.3% in the comparable prior period. This increase relates to improved capacity utilization and factory absorptions and continued cost controls partly offset by a decline in worldwide average selling prices, a change in the mix of products sold, higher material and vendor costs and the strengthened New Taiwan Dollar.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------

Selling, general and administrative expenses of $12.7 million for the three months ended March 31, 2000 increased from $11.0 million for the comparable prior year period. The $1.7 million increase is due primarily to higher variable compensation and increased selling costs corresponding with higher revenues. The current year also includes the effect of the Korea sales office which opened in April, 1999.


NET INTEREST EXPENSE
--------------------

Net interest expense increased to $5.3 million for the three months ended March 31, 2000 from $5.0 million for the corresponding prior year period. The $0.3 million increase relates primarily to the amortization of deferred financing costs related to the convertible debt described below.


INCOME TAXES
------------

The provision for income taxes is computed utilizing the Company's expected annual effective income tax rate. The Company's effective tax rate for the three months ended March 31, 2000 increased to 30% from 25% for the three months ended March 31, 1999 due primarily to a decrease in the percentage of the Company's income from foreign subsidiaries taxed at rates lower than the U.S. rate.


EBITDA
------

The $8.4 million increase in EBITDA for the three months ended March 31, 2000 compared with the corresponding prior year period is due primarily to increased volume and improved factory performance offset by lower selling prices.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Working capital at March 31, 2000 was $70.5 million compared to $64.7 million at December 31, 1999. The working capital increase of $5.8 million resulted primarily from increases in accounts receivable to support a higher revenue base and increased inventory due to additional customer requested consignments partly offset by an increase in accrued interest due to the convertible debt outstanding. The current ratio is 2.0 to 1 at March 31, 2000 and December 31, 1999.

During each of the three month periods ended March 31, 2000 and 1999 the Company invested approximately $6.8 million in property, plant and equipment. The Company currently plans to invest approximately $35.0 to $40.0 million in capital expenditures for the year ended December 31, 2000 principally for certain capacity expansions and automation.

In December 1999, the Company issued $172.5 million principal amount of 5.75% convertible subordinated notes (the"Convertible Notes") due December 15, 2006. Interest on the Convertible Notes is payable semi-annually on June 15 and December 15 of each year, commencing in June, 2000. The Convertible Notes are convertible into 11.1 million shares of the Company's common stock, at the option of the holder, at a conversion price of $15.55 per share. The Convertible Notes are redeemable at the Company's option, in whole or in part, at any time on or after December 15, 2002 at a premium of 103.286% of par value declining annually to 100.821% at December 15, 2005 and thereafter. The Convertible Notes are subordinated to the Company's existing and future senior indebtedness ($92.0 million at March 31, 2000) and to certain existing and future trade payable and other liabilities of certain of our subsidiaries (approximately $65.6 million at March 31, 2000). The holders of the Convertible Notes may require the Company to repurchase the notes at par value, plus interest and liquidated damages, if any, upon a change in control of the Company. Proceeds from the Convertible Notes were used to repay outstanding indebtedness under the Company's credit facility described below.

In July 1997, the Company entered into a bank credit agreement, which was amended in December 1998 and in June 1999 (as amended the "Credit Agreement") which provides for a $350.0 million secured revolving credit facility that matures on December 31, 2002. In December 1999 the commitment amount under the Credit Agreement was permanently reduced by $86.3 million (50% of the gross proceeds from issuance of the Convertible Notes) to $263.8 million. The Credit Agreement requires the Company to pay a facility fee on the total commitment. The Credit Agreement permits the Company to choose between two interest rate options: the Adjusted Base Rate (as defined in the Credit Agreement), or a Eurodollar rate (LIBOR) plus a margin which varies based on the Company's ratio of indebtedness to earnings before interest, taxes, depreciation and amortization as defined in the Credit Agreement. The facility fee also varies based on that ratio. The Company is also able to set interest rates through a competitive bid procedure. The Credit Agreement contains financial and operating covenants, including limitations on guarantee obligations, liens, sale of assets, indebtedness, investments, capital expenditures, payment of dividends and leases, and requires the maintenance of certain financial ratios. In addition, certain changes in control of the Company would cause an event of default under the Credit Agreement. The December 1998 and June 1999 amendments revised certain covenant compliance calculations to provide the Company with greater flexibility. As required by the Credit Agreement, the Company entered into a guarantee and collateral agreement in August 1999 under which substantially all of the domestic assets and a portion of the capital stock of its foreign subsidiaries were pledged as security to the lenders. At March 31, 2000 and December 31, 1999, the Company was in compliance with all such amended covenants.

The weighted average interest rate on the Company's long-term debt as of March 31, 2000 and 1999 was 6.7% and 6.6%, respectively.

At March 31, 2000 there were $11.0 million of letters of credit outstanding that reduce the amount that can be borrowed against the Company's $263.8 million credit facility.

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


FORWARD LOOKING STATEMENTS
--------------------------

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. The Company's Form 10-K for the year ended December 31, 1999, the Company's 1999 Annual Report to Stockholders, this and any other Form 10-Q or Form 8-K of the Company, or any oral or written statements made by or on behalf of the Company, may include forward looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are identified by their use of such terms and phrases as "intends," "intend," "intended," "goal," "estimate," "estimates," "expects," "expect," "expected," "project," "projects," "projected," "projections," "plans," "anticipates," "anticipated," "should," "designed to," "foreseeable future," "believe," "believes", "scheduled" and similar expressions. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise.

Reference is made to the cautionary statements contained in Exhibit 99 to this Form 10-Q for a discussion of the factors that may cause actual results to differ from the results discussed in these forward looking statements.

                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings
           -----------------

           See Part I, Note 3 to the Consolidated Financial Statements.


Item 6.    Exhibits
           --------

           (a)    Exhibits

           27       Financial Data Schedule

           99       Forward Looking Information


           (b)      Reports on Form 8-K

                    The Company filed a Form 8-K with the SEC, dated February 4, 2000, to report under Item 5 of that Form that a press release was issued on February 3, 2000 announcing earnings for the year ended December 31, 1999. A copy of the press release was filed as an exhibit to the Form 8-K.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                           GENERAL SEMICONDUCTOR, INC.


April 24, 2000             /s/Robert J. Gange
--------------             ------------------
Date                       Robert J. Gange
                           Senior Vice President and Chief Financial Officer
                           Signing both in his capacity as Senior Vice President
                           on behalf of the Registrant and as Chief
                           Financial Officer of the Registrant