Form 10-Q
period 2000-06-30
GENERAL SEMICONDUCTOR INC
filed 2000-07-26
CIK 40656

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000
                  --------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

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

Yes  x     No
    ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                    Outstanding at July 20, 2000
-----------------------------                      ----------------------------
Common Stock, par value $0.01                                37,814,857

                  GENERAL SEMICONDUCTOR, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q








                                                                      PAGES
                                                                      -----

PART  I.  FINANCIAL INFORMATION
          ---------------------


Financial Statements


          Condensed Consolidated Balance Sheets at
          June 30, 2000 (unaudited) and December 31, 1999                2

          Consolidated Statements of Income for the Three and
          Six Months ended June 30, 2000 and 1999 (unaudited)            3

          Consolidated Statements of Cash Flows for the
          Six Months ended June 30, 2000 and 1999 (unaudited)            4

          Notes to Consolidated Financial Statements (unaudited)        5-10

          Management's Discussion and Analysis of
          Financial Condition and Results of Operations                11-14


PART II.  OTHER INFORMATION
          -----------------

          Legal Proceedings                                             15

          Submission of Matters to a Vote of Stockholders               15

          Exhibits                                                      15


SIGNATURE                                                               16

                                     PART I
                              FINANCIAL INFORMATION

                           GENERAL SEMICONDUCTOR, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In Thousands, Except Stock Par Value)


                                     ASSETS

                                                                                      (Unaudited)
                                                                                       June 30,          December 31,
                                                                                         2000                1999
                                                                                   ------------------  -----------------
Current Assets:
Cash                                                                                         $ 3,831            $ 2,586
Accounts receivable, less reserves of $911 and $1,091, respectively                           74,793             63,246
Inventories                                                                                   47,120             43,480
Prepaid expenses and other current assets                                                     13,899             11,843
Deferred income taxes                                                                         10,749             10,130
                                                                                   ------------------  -----------------

     Total current assets                                                                    150,392            131,285

Property, plant and equipment - net                                                          232,150            231,217
Excess of cost over fair value of net assets acquired, less accumulated
    amortization of $51,642 and $49,071, respectively                                        155,038            157,609
Deferred income taxes, net of valuation allowance                                             28,414             29,894
Intangibles and other assets, less accumulated amortization of $14,705 and
    $13,083, respectively                                                                     22,571             23,794
                                                                                   ------------------  -----------------

TOTAL ASSETS                                                                               $ 588,565          $ 573,799
                                                                                   ==================  =================




                                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable                                                                            $ 37,113           $ 31,864
Accrued expenses                                                                              40,011             34,700
                                                                                   ------------------  -----------------

     Total current liabilities                                                                77,124             66,564

Long-term debt                                                                               252,500            276,500
Deferred income taxes                                                                         28,896             28,608
Other non-current liabilities                                                                 67,674             70,745
                                                                                   ------------------  -----------------

     Total liabilities                                                                       426,194            442,417
                                                                                   ------------------  -----------------

Commitments and contingencies

Stockholders' Equity:
Preferred Stock, $0.01 par value; 20,000 shares authorized; no shares issued                       -                  -
Common Stock, $0.01 par value; 400,000 shares authorized; 37,752 and
     37,069 shares issued, respectively                                                          377                371
Additional paid-in capital                                                                    11,507              2,151
Retained earnings                                                                            157,858            136,231
Other stockholder's equity                                                                    (7,371)            (7,371)
                                                                                   ------------------  -----------------
                                                                                             162,371            131,382
                                                                                   ------------------  -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                 $ 588,565          $ 573,799
                                                                                   ==================  =================


                                    See notes to consolidated financial statements.

                  GENERAL SEMICONDUCTOR, INC.
                CONSOLIDATED INCOME STATEMENTS
       (Unaudited - In Thousands, Except Per Share Data)



                                                            Three Months Ended          Six Months Ended
                                                            ------------------          ----------------
                                                                  June 30,                  June 30,
                                                                  --------                  --------
                                                           2000           1999        2000             1999
                                                           ----           ----        ----             ----

NET SALES                                               $ 128,318      $ 101,583    $243,288         $198,544
                                                        ---------      ---------    --------         --------
OPERATING COSTS AND EXPENSES:
    Cost of sales                                          88,810         75,020     169,247          147,497
    Selling, general and administrative                    14,357         11,583      27,021           22,546
    Research and development                                1,761          1,659       3,435            3,119
    Amortization of excess of cost over fair value
       of net assets acquired                               1,286          1,285       2,571            2,571
                                                       ----------      ---------    --------         --------
         Total operating costs and expenses               106,214         89,547     202,274          175,733
                                                       ----------      ---------    --------         --------
OPERATING INCOME                                           22,104         12,036      41,014           22,811
Other income (expense) - net                                  (22)            47          (7)             (11)
Interest expense-net                                       (4,808)        (5,273)    (10,113)         (10,321)
                                                       ----------      ---------    --------         --------

INCOME BEFORE INCOME TAXES                                 17,274          6,810      30,894           12,479

Provision for income taxes                                 (5,181)        (1,702)     (9,267)          (3,119)
                                                       ----------      ---------    --------         --------
NET INCOME                                               $ 12,093        $ 5,108    $ 21,627          $ 9,360
                                                       ==========      =========    ========         ========
Weighted Average Shares Outstanding:
  Basic                                                    37,671         36,820      37,501           36,820
  Diluted                                                  49,945         36,902      49,779           36,873

Earnings per share:
  Basic                                                    $ 0.32         $ 0.14      $ 0.58           $ 0.25
  Diluted                                                  $ 0.28         $ 0.14      $ 0.50           $ 0.25


                 See notes to consolidated financial statements.

                           GENERAL SEMICONDUCTOR, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited - In Thousands)



                                                                                                 Six Months Ended
                                                                                                     June 30,
                                                                                      ---------------------------------------
                                                                                            2000                  1999
                                                                                      -----------------      ----------------
OPERATING ACTIVITIES:
 Net income                                                                               $ 21,627               $ 9,360
 Adjustments to reconcile to net cash
    from operating activities:
    Depreciation and amortization                                                           14,729                13,632
    Changes in assets and liabilities:
         Accounts receivable                                                               (11,547)               (1,475)
         Inventories                                                                        (3,640)               (3,869)
         Prepaid expenses and other current assets                                          (2,056)                    6
         Other non-current assets                                                              194                  (229)
         Deferred income taxes                                                               1,149                 2,245
         Accounts payable and accrued expenses                                              12,551               (10,028)
         Restructuring                                                                        (716)               (4,372)
         Other non-current liabilities                                                      (3,071)               (1,167)
    Other                                                                                      616                   107
                                                                                      -----------------      ----------------
Net cash provided by operating activities                                                   29,836                 4,210
                                                                                      -----------------      ----------------


INVESTING ACTIVITIES:
    Expenditures for property, plant and equipment                                         (13,270)              (11,727)
                                                                                      -----------------      ----------------
Net cash used in investing activities                                                      (13,270)              (11,727)
                                                                                      -----------------      ----------------


FINANCING ACTIVITIES:
    Net (repayments of) proceeds from revolving credit facilities                          (24,000)                9,000
    Deferred financing fees                                                                    593                     -
    Exercise of stock options                                                                8,086                     -
                                                                                      -----------------      ----------------
Net cash (used in) provided by financing activities                                        (15,321)                9,000
                                                                                      -----------------      ----------------
Increase in cash and cash equivalents                                                        1,245                 1,483
                                                                                      -----------------      ----------------
Cash and cash equivalents, beginning of period                                               2,586                 3,225
                                                                                      -----------------      ----------------
Cash and cash equivalents, end of period                                                   $ 3,831               $ 4,708
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

                           GENERAL SEMICONDUCTOR, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                (All amounts in thousands, except per share data)


1.  DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

General Semiconductor, Inc. ("General Semiconductor" or the "Company") is a market leader in the discrete segment of the semiconductor industry. The Company designs, manufactures and sells a broad array of power management products including low-to medium-power rectifiers, transient voltage suppressors ("TVS"), small signal transistors, diodes and MOSFETs. Power rectifiers, small signal devices, TVS products and MOSFETs are semiconductors that are essential components of most electronic devices and systems. Rectifiers convert alternating current (AC) into direct current (DC) which can be utilized by electronic equipment. TVS devices provide protection from electrical surges, ranging from electrostatic discharge to induced lightning. Small signal devices amplify or switch low level currents. MOSFETs are devices that switch and/or amplify current. The Company's products are primarily targeted for use in the computer, automotive, telecommunications, lighting and consumer electronics industries and are sold primarily to original equipment manufacturers, electronic distributors and contract equipment manufacturers.

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all necessary adjustments (consisting of normal recurring adjustments) and present fairly the Company's financial position as of June 30, 2000, the results of its operations for the three and six months ended June 30, 2000 and 1999, and its cash flows for the six months ended June 30, 2000 and 1999 in conformity with generally accepted accounting principles for interim financial information applied on a consistent basis. There were no adjustments of a non-recurring nature recorded during the three and six months ended June 30, 2000 and 1999. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in General Semiconductor's Annual Report on Form 10-K for the year ended December 31, 1999.


2.  INVENTORIES

    Inventories consist of:

                         June 30, 2000            December 31, 1999
                         -------------            -----------------

    Raw materials           $ 7,741                    $ 5,657
    Work in process          13,366                     13,739
    Finished goods           26,013                     24,084
                            -------                    -------
                            $47,120                    $43,480
                            =======                    =======

3.  LITIGATION

General Semiconductor is not a party to any pending legal proceedings other than various claims and lawsuits arising in the normal course of business and those for which they are indemnified as described below. Management is of the opinion that such litigation or claims will not have a material adverse effect on the Company' consolidated financial position, results of operations or cash flows.

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

The Company has engaged independent consultants to assist management in evaluating potential liabilities related to environmental matters. Management assesses the input from these independent consultants along with other information known to the Company in its effort to continually monitor these potential liabilities. Management assesses its environmental exposure on a site-by-site basis, including those sites where the Company has been named as a "potentially responsible party". Such assessments include the Company's share of remediation costs, information known to the Company concerning the size of the hazardous waste sites, their years of operation and the number of past users and their financial viability. The Company has a reserve recorded for environmental matters of $29.8 million at June 30, 2000 ($30.2 million at December 31, 1999).

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

Set forth below are reconciliations of the numerators and denominators of the basic and diluted per share computations for the three and six months ended June 30, 2000 and 1999.


                                           For the Three Months                            For the Three Months
                                           Ended June 30, 2000                             Ended June 30, 1999
                                           -------------------                             -------------------

                                 Income          Shares        Per-Share          Income          Shares       Per-Share
                               (Numerator)    (Denominator)      Amount         (Numerator)    (Denominator)     Amount
                               -----------    -------------    ---------        -----------    -------------   ---------
Basic EPS
  Net income                     $12,093          37,671         $0.32            $5,108           36,820        $0.14
                                                                 =====                                           =====
Effect of Dilutive Securities
  Options                                          1,181                                               82
  Convertible debt                 1,698          11,093                              --                -
                                 -------          ------                          ------           ------
Diluted EPS
  Net income                     $13,791          49,945         $0.28            $5,108           36,902        $0.14
                                 =======          ======         =====            ======           ======        =====

                                         For the Six Months                                 For the Six Months
                                        Ended June 30, 2000                                Ended June 30, 1999
                                        -------------------                                -------------------

                                 Income           Shares       Per-Share          Income          Shares       Per-Share
                               (Numerator)    (Denominator)      Amount         (Numerator)    (Denominator)     Amount
                               -----------    -------------    ---------        -----------    -------------   ---------
Basic EPS
  Net income                     $21,627          37,501         $0.58            $9,360           36,820        $0.25
                                                                 =====                                           =====
Effect of Dilutive Securities
  Options                                          1,185                                               53
  Convertible debt                 3,367          11,093                              --                -
                                 -------          ------                          ------           ------
Diluted EPS
  Net income                     $24,994          49,779         $0.50            $9,360           36,873        $0.25
                                 =======          ======         =====            ======           ======        =====

6.  GEOGRAPHIC SEGMENT INFORMATION

General Semiconductor is engaged in one industry segment, specifically, the design, manufacture and sale of discrete semiconductors. The Company manages its business on a geographic basis. Summarized financial information for the Company's reportable geographic segments is presented in the following table. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Net sales by reportable geographic segment reflect the originating source of the unaffiliated sale. Intercompany transfers represent the originating geographic source of the transfer and principally reflect product assembly which is accounted for at cost plus a nominal profit. In determining earnings before provision for income taxes for each geographic segment, sales and purchases between areas have been accounted for on the basis of internal transfer prices set by the Company.


                            United
                            States         Europe       Far East    China       Corporate    Consolidated
                            ------         ------       --------    -----       ---------    ------------
Three months ended
June 30, 2000:
Net sales (a) ............  $ 68,882      $39,159       $20,277     $     -     $       -       $128,318
Intercompany transfers....    36,297       44,489        41,918      13,951      (136,655)             -
                            --------      -------       -------     -------      --------       --------
Net sales.................   105,179       83,648        62,195      13,951      (136,655)      $128,318
                            ========      =======       =======     =======     =========       ========

Interest income...........        13           11            14           2             -             40
Interest expense..........     4,774           52            22           -             -          4,848
Depreciation and
  Amortization expense....     2,723        1,386         2,398         864             -          7,371
Earnings before
  Provision for
  Income taxes............     4,874        5,325         4,874       2,201             -         17,274
Income tax expense........  $  2,542      $ 1,740       $   535     $   364     $       -       $  5,181

Three months ended
June 30, 1999:
Net sales (a).............  $ 54,143      $32,928       $14,512     $     -     $       -       $101,583
Intercompany transfers....    31,936       34,606        42,299       9,789      (118,630)             -
                            --------      -------       -------     -------     ----------      --------
Net sales.................    86,079       67,534        56,811       9,789      (118,630)      $101,583
                            ========      =======       =======     =======     ==========      ========

Interest income...........         -           (4)            9           3             7             15
Interest expense..........         -           68            10           -         5,210          5,288
Depreciation and
  Amortization expense....     2,499        1,365         2,208         820             -          6,892
Earnings before
  Provision for
  Income taxes............     2,523          515         2,326       1,446             -          6,810
Income tax expense........  $  1,776      $  (336)      $   258     $     4     $       -       $  1,702


                            United
                            States         Europe       Far East    China       Corporate    Consolidated
                            ------         ------       --------    -----       ---------    ------------
Six months ended
June 30, 2000:
Net sales (a) ............  $130,803      $ 74,840      $ 37,645    $     -     $       -       $243,288
Intercompany transfers....    72,113        86,501        82,162     27,122      (267,898)             -
                            --------      --------      --------    -------     ----------      --------
Net sales.................   202,916       161,341       119,807     27,122      (267,898)      $243,288
                            ========      ========      ========    =======     ==========      ========

Interest income...........        25            15            24          7             -             71
Interest expense..........    10,044           104            36          -             -         10,184
Depreciation and
  Amortization expense....     5,422         2,707         4,870      1,730             -         14,729
Earnings before
  Provision for
  Income taxes............    11,812         9,444         6,484      3,154             -         30,894
Income tax expense........  $  5,276      $  3,110      $    457    $   424     $       -       $  9,267

Six months ended
June 30, 1999:
Net sales (a).............  $103,830      $ 65,849      $ 28,865    $     -     $       -       $198,544
Intercompany transfers....    63,542        67,965        82,312     18,928      (232,747)             -
                            --------      --------      --------    -------     ----------      --------
Net sales.................   167,372       133,814       111,177     18,928      (232,747)      $198,544
                            ========      ========      ========    =======     ==========      ========
Interest income...........         -            17            10          8             6             41
Interest expense..........         -           134            20          -        10,208         10,362
Depreciation and
  Amortization expense....     4,848         2,711         4,447      1,626             -         13,632
Earnings before
  Provision for
  Income taxes............     2,131         1,146         6,393      2,809             -         12,479
Income tax expense........  $  1,265      $    125      $  1,717    $    12     $       -       $  3,119


(a)  Included in United States net sales are export sales as follows:

             Three Months Ended June 30,              Six Months Ended June 30,
             ---------------------------              -------------------------
                2000            1999                     2000          1999
                ----            ----                     ----          ----

     Taiwan   $18,823         $15,890                  $35,610        $29,717
     China     12,534           8,913                   22,680         17,445
              -------         -------                  -------        -------
              $31,357         $24,803                  $58,290        $47,162
              =======         =======                  =======        =======


     Net sales, by country, within the European geographic segment are:

             Three Months Ended June 30,             Six Months Ended June 30,
             ---------------------------             -------------------------
               2000             1999                    2000           1999
               ----             ----                    ----           ----

     France   $ 3,404         $ 3,319                  $ 6,526        $ 6,529
     Germany   16,298          13,387                   31,630         29,097
     Italy      4,162           3,581                    8,044          7,266
     U.K.       6,152           4,744                   10,850          7,933
     Other      9,143           7,897                   17,790         15,024
              -------         -------                  -------        -------
              $39,159         $32,928                  $74,840        $65,849
              =======         =======                  =======        =======

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

The following table sets forth items included in the statements of income as a percentage of net sales:


                                          Three Months            Six Months
                                         Ended June 30,          Ended June 30,
                                         --------------          --------------
                                         2000     1999           2000     1999
                                         ----     ----           ----     ----

Net sales.............................  100.0%   100.0%         100.0%   100.0%
Cost of sales.........................   69.2     73.9           69.6     74.3
                                        -----    -----          -----    -----
Gross profit..........................   30.8     26.1           30.4     25.7
Selling, general and administrative...   11.2     11.4           11.1     11.4
Research and development..............    1.4      1.6            1.4      1.6
Amortization of excess of cost over
  fair value of net assets acquired...    1.0      1.3            1.1      1.3
                                        -----    -----          -----    -----
Operating income......................   17.2     11.8           16.9     11.5
Other income (expense) - net..........      -        -              -        -
Interest expense - net................    3.7      5.2            4.2      5.2
                                        -----    -----          -----    -----
Income before income taxes............   13.5      6.7           12.7      6.3
Provision for income taxes............    4.0      1.7            3.8      1.6
                                        -----    -----          -----    -----
Net income............................    9.4%     5.0%           8.9%     4.7%
                                        =====    =====          =====    =====


EBITDA
------

EBITDA represents earnings from continuing operations before interest, taxes, depreciation and amortization expense. EBITDA is presented because the Company believes it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. However, other companies in our industry may calculate EBITDA differently than we do. EBITDA is not a measurement of financial performance under generally accepted accounting principles and should not be considered as an alternative to cash flow from operating activities or as a measure of liquidity or as an alternative to net income or as an indicator of the Company's operating performance or any other measures of performance derived in accordance with generally accepted accounting principles.

                        Three Months Ended June 30,    Six Months Ended June 30,
                        ---------------------------    -------------------------
                           2000           1999            2000          1999
                           ----           ----            ----          ----

Net income.............  $12,093         $ 5,108        $21,627        $ 9,360
Interest...............    4,808           5,273         10,113         10,321
Taxes..................    5,181           1,702          9,267          3,119
Depreciation and
  amortization(1)......    6,911           6,794         13,861         13,565
                         -------         -------        -------        -------
EBITDA.................  $28,993         $18,877        $54,868        $36,365
                         =======         =======        =======        =======


(1) Amortization of deferred financing fees is excluded from "Depreciation and amortization" and included in "Interest".

RESULTS OF OPERATIONS
---------------------

NET SALES
---------
Net sales of $128.3 million for the three months ended June 30, 2000 increased $26.7 million from $101.6 million for the comparable prior year period. The 26.3% increase is primarily due to increased volume partly offset by an approximate 4% decline in average selling prices. For the six months ended June 30, 2000 net sales increased $44.7 million to $243.3 million from $198.5 million for the corresponding prior year period. The 22.5% increase relates to increased volume partly offset by an approximate 6% decline in average selling prices. In each of the three and six months ended June 30, 2000 and 1999, sales to customers in North America, Europe and Southeast Asia each represented approximately 30% of net sales.


COST OF SALES
-------------
Cost of sales for the three and six months ended June 30, 2000 of $88.8 million and $169.2 million compared to $75.0 million and $147.5 million for the corresponding prior year periods. Cost of sales increased $13.8 million for the three months and $21.7 million for the six months principally due to an increase in unit volume and to higher costs due to a strengthened New Taiwan Dollar.

Accordingly, gross margin for the three and six months ended June 30, 2000 represents 30.8% and 30.4% of net sales, respectively, compared with 26.1% and 25.7% in the comparable prior year period. This increase relates to improved capacity utilization and factory absorptions and continued cost controls partly offset by a decline in worldwide average selling prices, a change in the mix of products sold, higher material and vendor costs and the strengthened New Taiwan Dollar.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------
Selling, general and administrative expenses of $14.4 million and $27.0 million for the three and six months ended June 30, 2000 increased from $11.6 million and $22.5 million for the comparable prior year periods. The $2.8 million and $4.5 million increase for the three and six months, respectively, over the corresponding prior year periods is due primarily to higher variable compensation and increased selling costs corresponding with higher revenues. The current year also includes the full year effect of the Korea sales office which opened in April 1999. As a percentage of net sales, selling, general and administrative expenses have improved to 11.2% and 11.1% for the three and six months ended June 30, 2000 from 11.4% in the comparable prior year periods.


RESEARCH AND DEVELOPMENT EXPENSES
---------------------------------
Research and development expenses of $1.8 million and $3.4 million for the three and six months ended June 30, 2000 increased from $1.7 million and $3.1 million for the comparable prior year periods due to costs incurred related to the introduction of power MOSFETs and development of power management products. Research and development spending reflects the modification of existing products as well as the continued development of new products. As a percentage of net sales, research and development expenses represent 1.4% for the three and six months ended June 30, 2000 compared with 1.6% for the comparable prior year periods due to the proportionately higher increase in net sales. The Company plans to accelerate research and development spending during the second half of 2000.


NET INTEREST EXPENSE
--------------------
Net interest expense decreased to $4.8 million and $10.1 million for the three and six months ended June 30, 2000 from $5.3 million and $10.3 million for the corresponding prior year periods. This decrease relates to a lower average debt balance outstanding, reduced borrowing rate on floating rate debt and the issuance of the convertible debt described below partly offset by the amortization of deferred financing costs related to the convertible debt.

INCOME TAXES
------------
The provision for income taxes is computed utilizing the Company's expected annual effective income tax rate. The Company's effective tax rate for the six months ended June 30, 2000 increased to 30% from 25% for the six months ended June 30, 1999 due primarily to a decrease in the percentage of the Company's income from foreign subsidiaries taxed at rates lower than the U.S. rate.


EBITDA
------
The $10.1 million and $18.5 million increase in EBITDA for the three and six months ended June 30, 2000, respectively, compared with the corresponding prior year periods is due primarily to increased volume and improved factory performance partly offset by lower selling prices.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
Working capital at June 30, 2000 was $73.3 million compared to $64.7 million at December 31, 1999. The working capital increase of $8.6 million resulted primarily from increases in accounts receivable to support a higher revenue base and increased inventory partly offset by increases in accrued expenses and income taxes payable. The current ratio is 2.0 to 1 at June 30, 2000 and December 31, 1999.

During the six months ended June 30, 2000 the Company invested approximately $13.3 million in property, plant and equipment primarily for capacity expansion compared with $11.7 million for the corresponding prior year period. The Company currently plans to invest approximately $35.0 to $40.0 million in capital expenditures for the year ended December 31, 2000 principally for certain capacity expansions and automation. Such capital spending is largely dependent upon the manufacturers capability to deliver equipment ordered.

In December 1999, the Company issued $172.5 million principal amount of 5.75% convertible subordinated notes (the"Convertible Notes") due December 15, 2006. Interest on the Convertible Notes is payable semi-annually on June 15 and December 15 of each year, commencing in June, 2000. The Convertible Notes are convertible into 11.1 million shares of the Company's common stock, at the option of the holder, at a conversion price of $15.55 per share. The Convertible Notes are redeemable at the Company's option, in whole or in part, at any time on or after December 15, 2002 at a premium of 103.286% of par value declining annually to 100.821% at December 15, 2005 and thereafter. The Convertible Notes are subordinated to the Company's existing and future senior indebtedness ($80.0 million at June 30, 2000) and to certain existing and future trade payable and other liabilities of certain of our subsidiaries (approximately $73.6 million at June 30, 2000). The holders of the Convertible Notes may require the Company to repurchase the notes at par value, plus interest and liquidated damages, if any, upon a change in control of the Company. Proceeds from the Convertible Notes were used to repay outstanding indebtedness under the Company's credit facility described below.

In July 1997, the Company entered into a bank credit agreement, which was amended in December 1998 and in June 1999 (as amended the "Credit Agreement") which provides for a $350.0 million secured revolving credit facility that matures on December 31, 2002. In December 1999 the commitment amount under the Credit Agreement was permanently reduced by $86.3 million (50% of the gross proceeds from issuance of the Convertible Notes) to $263.8 million. The Credit Agreement requires the Company to pay a facility fee on the total commitment. The Credit Agreement permits the Company to choose between two interest rate options: the Adjusted Base Rate (as defined in the Credit Agreement), or a Eurodollar rate (LIBOR) plus a margin which varies based on the Company's ratio of indebtedness to earnings before interest, taxes, depreciation and amortization as defined in the Credit Agreement. The facility fee also varies based on that ratio. The Company is also able to set interest rates through a competitive bid procedure. The Credit Agreement contains financial and operating covenants, including limitations on guarantee obligations, liens, sale of assets, indebtedness, investments, capital expenditures, payment of dividends and leases, and requires the maintenance of certain financial ratios. In addition, certain changes in control of the Company would cause an event of default under the Credit Agreement. The December 1998 and June 1999 amendments revised certain covenant compliance calculations to provide the Company with greater flexibility. As required by the Credit Agreement, the Company entered into a guarantee and collateral agreement in August 1999 under which substantially all of the domestic assets and a portion of the capital stock of its foreign subsidiaries were pledged as security to the lenders. At June 30, 2000 and December 31, 1999, the Company was in compliance with all such amended covenants.

The weighted average interest rate on the Company's long-term debt as of June 30, 2000 and 1999 was 6.7% and 6.9%, respectively.

At June 30, 2000 there were $11.0 million of letters of credit outstanding that reduce the amount that can be borrowed against the Company's $263.8 million credit facility.

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

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings
          -----------------

          See Part I, Note 3 to the Consolidated Financial Statements.


Item 4.   Submission of Matters to a Vote of Stockholders
          -----------------------------------------------

          General Semiconductor held an Annual Meeting of Stockholders on May 10, 2000.

          1. The stockholders approved the election of six directors. The votes cast for each nominee were as follows:

                                            FOR                WITHHELD
                                            ---                --------

              C. Scott Kulicke           35,239,325             14,989
              Ronald A. Ostertag         35,241,910             12,404
              Ronald Rosenzweig          35,241,785             12,529
              Peter A. Schwartz          35,240,735             13,579
              Samuel L. Simmons          35,236,655             17,659
              Prof. Gerard T. Wrixon     35,240,498             13,816


          2. The stockholders ratified the appointment of Deloitte & Touche LLP as independent auditor for the Company for the 2000 fiscal year by a vote of 35,245,429 shares in favor of the appointment; 8,120 shares against the appointment and 765 shares abstaining.


Item 6.   Exhibits
          --------

          (a)      Exhibits
                   --------

          10.8.2   First Amendment to the Supplemental Executive Retirement Plan

          27       Financial Data Schedule

          99       Forward Looking Information


          (b)      Reports on Form 8-K
                   -------------------

                   The Company filed a Form 8-K with the SEC, dated
                   April 20, 2000, to report under Item 5 of that Form that a press release was issued on April 20, 2000 announcing earnings for the thee months ended March 31, 2000. A copy of the press release was filed as an exhibit to the Form 8-K.

                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                          GENERAL SEMICONDUCTOR, INC.


July 26, 2000             /s/Robert J. Gange
-------------             ----------------------------------
Date                      Robert J. Gange
                          Senior Vice President and Chief Financial Officer
                          Signing both in his capacity as Senior Vice President
                          on behalf of the Registrant and as Chief
                          Financial Officer of the Registrant