Form 10-Q
period 2000-09-30
GENERAL SEMICONDUCTOR INC
filed 2000-10-27
CIK 40656

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

               For the quarterly period ended September 30, 2000
                                              ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the transition period from _____ to _______

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

Yes  x     No
   ----      ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                  Outstanding at October 25, 2000
         -----                                  -------------------------------
Common Stock, par value $0.01                              37,815,684

                  GENERAL SEMICONDUCTOR, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q






                                                                      PAGES
                                                                      _____

PART I.           FINANCIAL INFORMATION
                  ---------------------

Financial Statements


        Condensed Consolidated Balance Sheets at
        September 30, 2000 (unaudited) and December 31, 1999            2

        Consolidated Statements of Income for the Three and
        Nine Months ended September 30, 2000 and 1999 (unaudited)       3

        Consolidated Statements of Cash Flows for the Nine Months
        ended September 30, 2000 and 1999 (unaudited)                   4

        Notes to Consolidated Financial Statements (unaudited)         5-10

        Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                     11-14


PART II.          OTHER INFORMATION
                  -----------------

        Legal Proceedings                                              15

        Exhibits                                                       15


SIGNATURE                                                              16

                                     PART I
                              FINANCIAL INFORMATION

                           GENERAL SEMICONDUCTOR, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In Thousands, Except Stock Par Value)


                                     ASSETS

                                                                                    (Unaudited)
                                                                                    September 30,          December 31,
                                                                                         2000                  1999
                                                                                ---------------------  --------------------
Current Assets:
Cash and cash equivalents                                                              $ 3,789               $ 2,586
Accounts receivable, less reserves of $765 and $1,091, respectively                     74,788                63,246
Inventories                                                                             48,764                43,480
Prepaid expenses and other current assets                                               14,221                11,843
Deferred income taxes                                                                   10,924                10,130
                                                                                ---------------------  --------------------

     Total current assets                                                              152,486               131,285

Property, plant and equipment - net                                                    233,098               231,217
Excess of cost over fair value of net assets acquired, less accumulated
    amortization of $52,926 and $49,071, respectively                                  153,754               157,609
Deferred income taxes, net of valuation allowance                                       28,420                29,894
Intangibles and other assets, less accumulated amortization of $15,526 and
    $13,083, respectively                                                               22,004                23,794
                                                                                ---------------------  --------------------

TOTAL ASSETS                                                                         $ 589,762             $ 573,799
                                                                                =====================  ====================




                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable                                                                     $ 39,899              $ 31,864
Accrued expenses                                                                       48,428                34,700
                                                                                ---------------------  --------------------

     Total current liabilities                                                         88,327                66,564

Long-term debt                                                                        230,500               276,500
Deferred income taxes                                                                  28,873                28,608
Other non-current liabilities                                                          65,332                70,745
                                                                                ---------------------  --------------------

     Total liabilities                                                                413,032               442,417
                                                                                ---------------------  --------------------

Commitments and contingencies

Stockholders' Equity:
Preferred Stock, $0.01 par value; 20,000 shares authorized; no shares issued              -                     -
Common Stock, $0.01 par value; 400,000 shares authorized; 37,711 and
     37,069 shares issued, respectively                                                   377                   371
Additional paid-in capital                                                             11,893                 2,151
Retained earnings                                                                     171,831               136,231
Other stockholder's equity                                                             (7,371)               (7,371)
                                                                                ---------------------  --------------------
                                                                                      176,730               131,382
                                                                                ---------------------  --------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $ 589,762             $ 573,799
                                                                                =====================  ====================





                 See notes to consolidated financial statements.


                    GENERAL SEMICONDUCTOR, INC.
                   CONSOLIDATED INCOME STATEMENTS
        (Unaudited - In Thousands, Except Per Share Data)


                                                        Three Months Ended                  Nine Months Ended
                                                           September 30                        September 30
                                                           ------------                        ------------
                                                      2000                 1999         2000              1999
                                                      ----                 ----         ----              ----

NET SALES                                          $ 130,521           $ 105,756      $373,809          $304,300

Cost of sales                                         89,377              76,921       258,624           224,418
                                                      ------              ------       -------           -------

GROSS PROFIT                                          41,144              28,835       115,185            79,882
                                                      ------              ------       -------            ------

Selling, general and administrative                   14,433              10,996        41,454            33,542
Research and development                               1,982               1,789         5,417             4,908
Amortization of excess of cost over fair value
   of net assets acquired                              1,284               1,285         3,855             3,856
                                                       -----               -----         -----             -----

OPERATING INCOME                                      23,445              14,765        64,459            37,576
                                                      ------              ------        ------            ------

Other income (expense) - net                             (18)                 69           (25)               58
Interest expense-net                                  (4,531)             (6,555)      (14,644)          (16,876)
                                                      ------              -------      --------           -------


INCOME BEFORE INCOME TAXES                            18,896               8,279        49,790            20,758

Provision for income taxes                            (4,923)             (2,071)      (14,190)           (5,190)
                                                      -------             ------       --------            ------

NET INCOME                                          $ 13,973             $ 6,208      $ 35,600          $ 15,568
                                                    ========             =======      ========          ========

Weighted Average Shares Outstanding:
  Basic                                               37,709              36,822        37,570            36,821
  Diluted                                             49,601              37,056        49,720            36,934

Earnings per share:
  Basic                                             $   0.37             $  0.17      $   0.95          $   0.42
  Diluted                                           $   0.32             $  0.17      $   0.82          $   0.42


         See notes to consolidated financial statements.

                           GENERAL SEMICONDUCTOR, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited - In Thousands)


                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                  ----------------------------------
                                                                                      2000                1999
                                                                                  --------------      --------------
OPERATING ACTIVITIES:
 Net income                                                                            $ 35,600            $ 15,568
 Adjustments to reconcile to net cash
    from operating activities:
    Depreciation and amortization                                                        22,268              20,534
    Changes in assets and liabilities:
         Accounts receivable                                                            (11,542)             (2,817)
         Inventories                                                                     (5,284)             (1,122)
         Prepaid expenses and other current assets                                       (2,378)               (670)
         Other non-current assets                                                            13                 573
         Deferred income taxes                                                              945               5,940
         Accounts payable and accrued expenses                                           23,886             (10,462)
         Restructuring                                                                     (835)             (5,265)
         Other non-current liabilities                                                   (5,426)             (1,934)
    Other                                                                                   710                (624)
                                                                                  --------------      --------------
Net cash provided by operating activities                                                57,957              19,721
                                                                                  --------------      --------------


INVESTING ACTIVITIES:
    Expenditures for property, plant and equipment                                      (19,880)            (19,492)
                                                                                  --------------      --------------
Net cash used in investing activities                                                   (19,880)            (19,492)
                                                                                  --------------      --------------


FINANCING ACTIVITIES:
    Net (repayments of) proceeds from revolving credit facilities                       (46,000)              4,000
    Deferred financing fees                                                                 668              (1,709)
    Exercise of stock options                                                             8,458                 102
                                                                                  --------------      --------------
Net cash (used in) provided by financing activities                                     (36,874)              2,393
                                                                                  --------------      --------------
Increase in cash and cash equivalents                                                     1,203               2,622
                                                                                  --------------      --------------
Cash and cash equivalents, beginning of period                                            2,586               3,225
                                                                                  --------------      --------------
Cash and cash equivalents, end of period                                                $ 3,789             $ 5,847
                                                                                  ==============      ==============

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all necessary adjustments (consisting of normal recurring adjustments) and present fairly the Company's financial position as of September 30, 2000, the results of its operations for the three and nine months ended September 30, 2000 and 1999, and its cash flows for the nine months ended September 30, 2000 and 1999 in conformity with generally accepted accounting principles for interim financial information applied on a consistent basis. There were no adjustments of a non-recurring nature recorded during the three and nine months ended September 30, 2000 and 1999. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in General Semiconductor's Annual Report on Form 10-K for the year ended December 31, 1999.


2.       INVENTORIES

         Inventories consist of:

                              September 30, 2000              December 31, 1999
                              ------------------              -----------------

         Raw materials             $ 8,279                         $ 5,657
         Work in process            13,113                          13,739
         Finished goods             27,372                          24,084
                                    ------                          ------
                                   $48,764                         $43,480
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


4.       COMMITMENTS AND CONTINGENCIES

The Company is subject to various federal, state, local and foreign laws and regulations governing environmental matters, including the use, discharge and disposal of hazardous materials. The Company's manufacturing facilities are believed to be in substantial compliance with current laws and regulations. Complying with current laws and regulations has not had a material adverse effect on the Company's financial condition. In connection with the Distribution, the Company retained the obligations with respect to environmental matters relating to its discontinued operations and its status as a "potentially responsible party." The Company is presently engaged in the remediation of seven sites relating to discontinued operations in five states, and is a "potentially responsible party" at five hazardous waste sites in four states.

The Company has engaged independent consultants to assist management in evaluating potential liabilities related to environmental matters. Management assesses the input from these independent consultants along with other information known to the Company in its effort to continually monitor these potential liabilities. Management assesses its environmental exposure on a site-by-site basis, including those sites where the Company has been named as a "potentially responsible party". Such assessments include the Company's share of remediation costs, information known to the Company concerning the size of the hazardous waste sites, their years of operation and the number of past users and their financial viability. The Company has a reserve recorded for environmental matters of $28.2 million at September 30, 2000 ($30.2 million at December 31,
1999). While the ultimate outcome of these matters cannot be determined, management does not believe that the final disposition of these matters will have a material adverse effect on the Company's financial position, results of operations or cash flows beyond the amounts previously provided for in the financial statements.

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

Set forth below are reconciliations of the numerators and denominators of the basic and diluted per share computations for the three and nine months ended September 30, 2000 and 1999.

                                       For the Three Months                             For the Three Months
                                    Ended September 30, 2000                         Ended September 30, 1999
                                    ------------------------                         ------------------------
                             Income           Shares        Per-Share         Income          Shares       Per-Share
                           (Numerator)     (Denominator)      Amount        (Numerator)    (Denominator)     Amount
                           -----------     -------------    ---------       -----------    -------------   ---------
Basic EPS
  Net income                  $13,973          37,709         $0.37           $6,208          36,822        $0.17
                                                              ====                                          =====
Effect of Dilutive Securities
  Options                                         799                                            234
  Convertible debt              1,698          11,093                             --               -
                                -----          ------                          -----          ------

Diluted EPS
  Net income                  $15,671          49,601         $0.32           $6,208          37,056       $0.17
                              =======          ======         =====           ======          ======       =====


                                       For the Nine Months                              For the Nine Months
                                    Ended September 30, 2000                         Ended September 30, 1999
                                    ------------------------                         ------------------------
                             Income          Shares        Per-Share         Income          Shares       Per-Share
                           (Numerator)    (Denominator)      Amount        (Numerator)    (Denominator)     Amount
                           -----------    -------------    ---------       -----------    -------------   ---------
Basic EPS
  Net income                  $35,600          37,570         $0.95          $15,568          36,821        $0.42
                                                              =====                                         =====
Effect of Dilutive Securities
  Options                                       1,057                                            113
  Convertible debt              5,065          11,093                             --              --
                                -----          ------                         ------          ------

Diluted EPS
  Net income                  $40,665          49,720         $0.82          $15,568          36,934        $0.42
                              =======          ======         =====          =======          ======        =====


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

                             United
                             States       Europe      Far East    China      Corporate    Consolidated
                             ------       ------      --------    -----      ---------    ------------
Three months ended
September 30, 2000:
Net sales (a) ............   $ 70,601     $ 37,829    $ 22,091    $     -    $       -    $130,521
Intercompany transfers....     38,705       49,226      44,001     14,559     (146,491)          -
                               ------       ------      ------     ------     --------     -------
Net sales.................    109,306       87,055      66,092     14,559     (146,491)    130,521
                              =======       ======      ======     ======     ========     =======

Interest income...........          -           18           1          7           13          39
Interest expense..........          -           52          17          -        4,501       4,570
Depreciation and
  Amortization expense....      2,799        1,432       2,408        902            -       7,541
Earnings before
  Provision for
  Income taxes............      3,418        8,087       5,535      1,856            -      18,896
Income tax expense........   $  1,660     $  1,885    $  1,240    $   138    $       -    $  4,923

Three months ended
September 30, 1999:
Net sales (a).............   $ 55,596     $ 32,063    $ 18,097    $     -    $       -    $105,756
Intercompany transfers....     33,721       35,998      41,907     11,852     (123,478)          -
                               ------       ------      ------     ------     --------     -------
Net sales.................     89,317       68,061      60,004     11,852     (123,478)    105,756
                               ======       ======      ======     ======     ========     =======

Interest income...........          -            9           -          2            7          18
Interest expense..........          -           53          10          -        6,510       6,573
Depreciation and
  Amortization expense....      2,227        1,536       2,288        850            -       6,901
Earnings before
  Provision for
  Income taxes............       (452)       2,553       4,669      1,509            -       8,279
Income tax expense........   $  1,390     $    374    $    288    $    19    $       -    $  2,071


                             United
                             States       Europe      Far East    China      Corporate    Consolidated
                             ------       ------      --------    -----      ---------    ------------
Nine months ended
September 30, 2000:
Net sales (a) ............   $201,404     $112,669    $ 59,736    $     -    $       -    $373,809
Intercompany transfers....    110,818      135,726     126,163     41,682     (414,389)          -
                              -------      -------     -------     ------     --------     -------
Net sales.................    312,222      248,395     185,899     41,682     (414,389)    373,809
                              =======      =======     =======     ======     ========     =======

Interest income...........          -           33          25         14           39         111
Interest expense..........          -          156          54          -       14,545      14,755
Depreciation and
  Amortization expense....      8,217        4,140       7,279      2,632            -      22,268
Earnings before
  Provision for
  Income taxes............     15,230       17,531      12,019      5,010            -      49,790
Income tax expense........   $  6,937     $  4,994    $  1,697    $   562    $       -    $ 14,190


Nine months ended
September 30, 1999:
Net sales (a).............   $159,425     $ 97,913    $ 46,962    $     -    $       -    $304,300
Intercompany transfers....     97,263      103,963     124,192     30,806     (356,224)          -
                               ------      -------     -------     ------     --------     -------
Net sales.................    256,688      201,876     171,154     30,806     (356,224)    304,300
                              =======      =======     =======     ======     ========     =======

Interest income...........          -           27          10          9           13          59
Interest expense..........          -          187          31          -       16,717      16,935
Depreciation and
  Amortization expense....      7,075        4,248       6,735      2,476            -      20,534
Earnings before
  Provision for
  Income taxes............      1,677        3,699      11,072      4,310            -      20,758
Income tax expense........   $  2,655     $    499    $  2,005    $    31    $       -  $    5,190


(a)  Included in United States net sales are export sales as follows:

            Three Months Ended September 30,    Nine Months Ended September 30,
            --------------------------------    -------------------------------
                2000              1999              2000            1999
                ----              ----              ----            ----

     Taiwan    $18,471           $15,690          $54,081         $45,407
     China      16,925            10,682           39,606          28,127
               -------           -------          -------         -------
               $35,396           $26,372          $93,687         $73,534
               =======           =======          =======         =======


     Net sales, by country, within the European geographic segment are:

             Three Months Ended September 30,   Nine Months Ended September 30,
             --------------------------------   -------------------------------
                 2000              1999             2000            1999
                 ----              ----             ----            ----

     France    $ 3,087           $ 3,013          $  9,613        $ 9,542
     Germany    16,326            13,595            47,955         42,692
     Italy       3,462             2,476            11,506          9,742
     U.K.        4,935             5,005            15,785         12,940
     Other      10,019             7,974            27,810         22,997
               -------           -------          --------        -------
               $37,829           $32,063          $112,669        $97,913
               =======           =======          ========        =======

7.       RELATED PARTY TRANSACTION

Included in intangibles and other assets at September 30, 2000 is a $500,000 secured, promissory note due from an officer of the Company. This note, which was issued in connection with the relocation of the officer, bears interest at an annual rate of 6.23% and is subject to voluntary and mandatory prepayment. The outstanding principal and all unpaid interest accrued on the note are due upon maturity of the note on September 1, 2007.


8.       RECENT ACCOUNTING PRONOUNCEMENTS

During 1998 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities and requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. As amended by SFAS 137, SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Additionally, in June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment to SFAS No. 133". The Company is evaluating the impact SFAS 133 and 138 will have on its financial statements.

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

The following table sets forth items included in the statements of income as a percentage of net sales:


                                          Three Months          Nine Months
                                      Ended September 30,   Ended September 30,
                                      -------------------   -------------------
                                        2000      1999        2000      1999
                                        ----      ----        ----      ----
Net sales............................. 100.0%     100.0%     100.0%    100.0%
Cost of sales.........................  68.5       72.7       69.2      73.7
                                       -----      -----      -----     -----
Gross profit..........................  31.5       27.3       30.8      26.3
Selling, general and administrative...  11.0       10.4       11.1      11.0
Research and development..............   1.5        1.7        1.5       1.6
Amortization of excess of cost over
  fair value of net assets acquired...   1.0        1.2        1.0       1.3
                                       -----      -----      -----     -----
Operating income......................  18.0       14.0       17.2      12.4
Other income (expense) - net..........     -          -          -         -
Interest expense - net................   3.5        6.2        3.9       5.6
                                       -----      -----      -----     -----
Income before income taxes............  14.5        7.8       13.3       6.8
Provision for income taxes............   3.8        2.0        3.8       1.7
                                       -----      -----      -----     -----
Net income............................  10.7%       5.8%       9.5%      5.1%
                                       =====      =====      =====     =====


EBITDA
------

EBITDA represents earnings from operations before interest, taxes, depreciation and amortization expense. EBITDA is presented because the Company believes it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. However, other companies in our industry may calculate EBITDA differently than we do. EBITDA is not a measurement of financial performance under generally accepted accounting principles and should not be considered as an alternative to cash flow from operating activities, as a measure of liquidity, as an alternative to net income, as an indicator of the Company's operating performance or any other measures of performance derived in accordance with generally accepted accounting principles.

                                        Three Months           Nine Months
                                     Ended September 30,    Ended September 30,
                                     -------------------    -------------------
                                      2000        1999       2000       1999
                                      ----        ----       ----       ----

Net income.........................  $13,973    $ 6,208    $35,600    $15,568
Interest...........................    4,531      6,555     14,644     16,876
Taxes..............................    4,923      2,071     14,190      5,190
Depreciation and amortization(1)...    7,098      6,692     20,957     20,257
                                     -------    -------    -------    -------
EBITDA.............................  $30,525    $21,526    $85,391    $57,891
                                     =======    =======    =======    =======

(1) Amortization of deferred financing fees is excluded from "Depreciation and amortization" and included in "Interest".

RESULTS OF OPERATIONS:
----------------------

NET SALES
---------
Net sales of $130.5 million for the three months ended September 30, 2000 increased $24.7 million from $105.8 million for the comparable prior year period. The 23.3% increase is primarily due to increased volume and new product revenues partly offset by an approximate 2% decline in average selling prices. For the nine months ended September 30, 2000 net sales increased $69.5 million to $373.8 million from $304.3 million for the corresponding prior year period. The 22.8% increase relates to increased volume and new product revenues partly offset by an approximate 5% decline in average selling prices. In each of the three and nine months ended September 30, 2000 and 1999, sales to customers in North America, Europe and Southeast Asia each represented approximately 30% of net sales.


COST OF SALES
-------------
Cost of sales for the three and nine months ended September 30, 2000 of $89.4 million and $258.6 million compared to $76.9 million and $224.4 million for the corresponding prior year periods. Cost of sales increased $12.5 million for the three months and $34.2 million for the nine months principally due to an increase in unit volume and to higher variable compensation costs.

Accordingly, gross margin for the three and nine months ended September 30, 2000 represents 31.5% and 30.8% of net sales, respectively, compared with 27.3% and 26.3% in the comparable prior year period. This increase relates to improved capacity utilization and factory absorptions, continued cost controls and a change in the mix of products sold, partly offset by a decline in worldwide average selling prices, higher material and vendor costs, higher variable compensation and the strengthened New Taiwan Dollar.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------
Selling, general and administrative expenses of $14.4 million and $41.5 million for the three and nine months ended September 30, 2000 increased from $11.0 million and $33.5 million for the comparable prior year periods. The $3.4 million and $8.0 million increase for the three and nine months, respectively, over the corresponding prior year periods is due primarily to higher variable compensation and increased selling costs corresponding with higher revenues. The current year also includes the full year effect of the Korea sales office which opened in April 1999. As a percentage of net sales, selling, general and administrative expenses have increased to 11.0% and 11.1% for the three and nine months ended September 30, 2000 from 10.4% and 11.0% in the comparable prior year periods.


RESEARCH AND DEVELOPMENT EXPENSES
---------------------------------
Research and development expenses of $2.0 million and $5.4 million for the three and nine months ended September 30, 2000 increased from $1.8 million and $4.9 million for the comparable prior year periods due to costs incurred related to the introduction of power MOSFETs and development of power management products including analog I/C's. Research and development spending reflects the modification of existing products as well as the continued development of new products. As a percentage of net sales, research and development expenses represent 1.5% for the three and nine months ended September 30, 2000 compared with 1.7% and 1.6% for the comparable prior year periods due to the proportionately higher increase in net sales.

NET INTEREST EXPENSE
--------------------
Net interest expense decreased to $4.5 million and $14.6 million for the three and nine months ended September 30, 2000 from $6.6 million and $16.9 million for the corresponding prior year periods. This decrease relates to a lower average debt balance outstanding, reduced borrowing rate on floating rate debt and the issuance of the convertible debt described below partly offset by the amortization of deferred financing costs related to the convertible debt.

INCOME TAXES
------------
The provision for income taxes is computed utilizing the Company's expected annual effective income tax rate. The Company's effective tax rate for the nine months ended September 30, 2000 increased to 28.5% from 25% for the nine months ended September 30, 1999 due primarily to a decrease in the percentage of the Company's income from foreign subsidiaries taxed at rates lower than the U.S. rate.


EBITDA
------
The $9.0 million and $27.5 million increase in EBITDA for the three and nine months ended September 30, 2000, respectively, compared with the corresponding prior year periods is due primarily to increased volume and improved factory performance partly offset by lower selling prices.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
Working capital at September 30, 2000 was $64.2 million compared to $64.7 million at December 31, 1999. The working capital decrease of $0.5 million resulted primarily from increases in accounts receivable to support a higher revenue base and increased inventory offset by increases in accrued expenses and income taxes payable. The current ratio is 1.7 to 1 at September 30, 2000 and
2.0 to 1 at December 31, 1999.

During the nine months ended September 30, 2000 the Company invested approximately $19.9 million in property, plant and equipment primarily for capacity expansion compared with $19.5 million for the corresponding prior year period. The Company currently plans to invest approximately $35.0 to $40.0 million in capital expenditures for the year ended December 31, 2000 principally for certain capacity expansions and automation. Such capital spending is largely dependent upon the manufacturers' capability to deliver equipment ordered.

In December 1999, the Company issued $172.5 million principal amount of 5.75% convertible subordinated notes (the "Convertible Notes") due December 15, 2006. Interest on the Convertible Notes is payable semi-annually on June 15 and December 15 of each year, commencing in June, 2000. The Convertible Notes are convertible into 11.1 million shares of the Company's common stock, at the option of the holder, at a conversion price of $15.55 per share. The Convertible Notes are redeemable at the Company's option, in whole or in part, at any time on or after December 15, 2002 at a premium of 103.286% of par value declining annually to 100.821% at December 15, 2005 and thereafter. The Convertible Notes are subordinated to the Company's existing and future senior indebtedness ($58.0 million at September 30, 2000) and to certain existing and future trade payable and other liabilities of certain of our subsidiaries (approximately $80.8 million at September 30, 2000). The holders of the Convertible Notes may require the Company to repurchase the notes at par value, plus interest and liquidated damages, if any, upon a change in control of the Company. Proceeds from the Convertible Notes were used to repay outstanding indebtedness under the Company's credit facility described below.

In July 1997, the Company entered into a bank credit agreement, which was amended in December 1998 and in June 1999 (as amended the "Credit Agreement") which provides for a $350.0 million secured revolving credit facility that matures on December 31, 2002. In December 1999 the commitment amount under the Credit Agreement was permanently reduced by $86.3 million (50% of the gross proceeds from issuance of the Convertible Notes) to $263.8 million. The Credit Agreement requires the Company to pay a facility fee on the total commitment. The Credit Agreement permits the Company to choose between two interest rate options: the Adjusted Base Rate (as defined in the Credit Agreement), or a Eurodollar rate (LIBOR) plus a margin which varies based on the Company's ratio of indebtedness to earnings before interest, taxes, depreciation and amortization as defined in the Credit Agreement. The facility fee also varies based on that ratio. The Company is also able to set interest rates through a competitive bid procedure. The Credit Agreement contains financial and operating covenants, including limitations on guarantee obligations, liens, sale of assets, indebtedness, investments, capital expenditures, payment of dividends and leases, and requires the maintenance of certain financial ratios. In addition, certain changes in control of the Company would cause an event of default under the Credit Agreement. The December 1998 and June 1999 amendments revised certain covenant compliance calculations to provide the Company with greater flexibility. As required by the Credit Agreement, the Company entered into a guarantee and collateral agreement in August 1999 under which substantially all of the domestic assets and a portion of the capital stock of its foreign subsidiaries were pledged as security to the lenders. At September 30, 2000 and December 31, 1999, the Company was in compliance with all such amended covenants.

The weighted average interest rate on the Company's long-term debt as of September 30, 2000 and 1999 was 6.5% and 8.5%, respectively.

At September 30, 2000 there were $11.0 million of letters of credit outstanding that reduce the amount that can be borrowed against the Company's $263.8 million credit facility.

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


NEW EUROPEAN CURRENCY
---------------------
A new European currency (Euro) was introduced in January 1999 to replace the separate currencies of eleven individual countries. The Company will need to modify its payroll, benefits and pension systems, and internal financial reporting systems to be able to process transactions in the new currency. Necessary modifications to contracts with suppliers and customers have been made to reflect the new Euro currency. A three-year transition period is given during which transactions may be made in the old currencies. This may require dual currency processes until the conversion is complete. The Company is identifying the issues involved and intends to develop and implement solutions. The cost of this effort is not expected to be material and will be expensed as incurred. There can be no assurance, however, that all problems will be foreseen and corrected, or that no material disruption of the Company's business will occur. Currently, the Company has not experienced any material negative impact to date as a result of the introduction of the Euro.


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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

         See Part I, Note 3 to the Consolidated Financial Statements.


Item 6.  Exhibits
         --------

         (a)      Exhibits
                  --------

         10.14    Promissory Note, dated as of September 1, 2000 between
                  W. John Nelson and Paola Nelson ("Borrowers") and General Semiconductor, Inc. ("Lender").

         27       Financial Data Schedule

         99       Forward Looking Information


         (b)      Reports on Form 8-K
                  -------------------

                  1) On July 20, 2000, the Company filed a report on Form 8-K with the SEC, to report under Item 5 of that Form that a press release was issued on July 20, 2000 announcing earnings for the three and six months ended June 30, 2000. A copy of the press release was filed as an exhibit to the Form 8-K.

                  2) On September 13, 2000, the Company filed a report on
                     Form 8-K with the SEC, to report under Item 5 of that Form that press releases were issued on September 13, 2000 confirming the Company's earnings estimates for year 2000. Copies of the press releases were filed as exhibits to the Form 8-K.

                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                          GENERAL SEMICONDUCTOR, INC.


October 27, 2000          /s/Robert J. Gange
----------------          ------------------
Date                      Robert J. Gange
                          Senior Vice President and Chief Financial Officer
                          Signing both in his capacity as Senior Vice President
                          on behalf of the Registrant and as Chief
                          Financial Officer of the Registrant