Form 10-K405
period 2000-12-31
GENERAL SEMICONDUCTOR INC
filed 2001-03-16
CIK 40656

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
             FOR THE TRANSITION PERIOD FROM             TO

                           COMMISSION FILE NUMBER 1-5442

                            GENERAL SEMICONDUCTOR, INC.
      -----------------------------------------------------------------------
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     DELAWARE                                           13-3575653
                    ----------                                         ------------
          (STATE OR OTHER JURISDICTION OF                            (I.R.S. EMPLOYER
          INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)

     10 MELVILLE PARK ROAD, MELVILLE, NEW YORK                             11747
  -----------------------------------------------                        ---------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $335.1 million as of February 28, 2001 (based on the closing price of the Common Stock on the New York Stock Exchange on that date). For purposes of this computation, shares held by affiliates and by directors and officers of the registrant have been excluded. Such exclusion of shares to be held by directors and officers is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

     Number of shares of Common Stock, par value $.01 per share, outstanding as of February 28, 2001: 37,724,558

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Company's Proxy Statement to be used in conjunction with the Annual Meeting of Stockholders to be held on May 9, 2001 are incorporated by reference in Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM I.  BUSINESS

     On July 28, 1997 General Instrument Corporation spun-off to its shareholders NextLevel Systems, Inc., its broadband communication business, and CommScope, Inc., its coaxial and other cable business, as two independent public companies. At the time of the spin-off, General Instrument Corporation changed its name to General Semiconductor, Inc. and effected a one-for-four reverse stock split. After the spin-off, NextLevel Systems, Inc. changed its name to General Instrument Corporation and was subsequently acquired by Motorola, Inc. Unless the context otherwise requires, references in this Form 10-K to "General Semiconductor," the "Company," "we," "us," or "our" are to General Semiconductor, Inc. and its direct and indirect subsidiaries on a consolidated basis since the spin-off and to the business conducted by the Power Semiconductor Division of General Instrument Corporation prior to the spin-off.

     This Form 10-K includes statistical data regarding the power management semiconductor industry and other related industries which was obtained from industry publications, including reports of Worldwide Semiconductor Trade Statistics ("WSTS"), which are published by the Semiconductor Industry Association ("SIA"). These industry publications generally indicate that they have obtained information from sources believed to be reliable, but do not guarantee the accuracy and completeness of their information. While we believe these industry publications to be reliable, we have not independently verified their data, and we do not guarantee the accuracy or completeness of the information, nor can we provide any assurance that our future performance will follow industry projections.

GENERAL

     We are a market leader in the power semiconductor components sector of the semiconductor industry. We design, manufacture and sell a broad array of power management products, including low-to-medium power rectifiers, transient voltage suppressors (TVS), small signal transistors, diodes and MOSFETs. Power management products are semiconductor devices and circuits which facilitate and optimize the efficient use of energy in wired and wireless electronic systems or subsystems. We are a world leader in the power rectifier and transient voltage suppressor markets, which products represented 84% of our 2000 net sales, with an approximate 14% market share as measured by net sales in 2000. Our products condition current and voltage, protect electrical circuits from power surges, amplify and switch small electrical signals and regulate voltage levels in circuits. Our products are essential components of most electronic devices and systems and are used throughout a wide range of industries, including the computer, automotive, telecommunications and consumer electronics industries. We operate six production facilities located in China, France, Germany, Ireland, Taiwan and United States, and we produce an average of 42 million units per day.

     During our 40 years of operation, we have focused on the design and manufacture of discrete semiconductors. Our discrete semiconductor products are different from integrated circuit semiconductor products because discrete semiconductors are single function products and are generally characterized by:

     - longer product life cycles;

     - lower research and development investment requirements;

     - a less complex and less costly fabrication process; and

     - lower capital needs.

     Worldwide semiconductor market revenue was $204.4 billion in 2000, according to WSTS. The discrete segment of this market accounted for $17.6 billion, or approximately 9.0%, of the total semiconductor market and the sectors in which we compete accounted for $12 billion of this market. The following charts illustrate the principal sectors of the semiconductor market and the discrete segment by product category and highlight the areas in which we compete:

                   2000 SEMICONDUCTOR MARKET - $204.4 BILLION

[Pie Chart]

Microcomponents.............................................    30%

Memory......................................................    24%

Logic IC's..................................................    17%

Analog IC's.................................................    15%

Discretes...................................................     9%

Optical IC's................................................     5%

                      2000 DISCRETE MARKET - $17.6 BILLION

[Pie Chart]

Power Transistors...........................................    22%

Small Signal Transistors....................................    20%

MOSFETs.....................................................    18%

Diodes......................................................    15%

Rectifiers..................................................    14%

Other Discrete..............................................     6%

Thyristors..................................................     5%

Source: WSTS (December 2000).

COMPANY STRENGTHS

     We believe the characteristics of the power semiconductor market and our competitive strengths contribute to our stable and consistent operating income.

     Long-Standing Relationships with Diverse, Blue Chip Customers. During our 40-year operating history, we have developed long-standing relationships with many customers. We serve more than 500 customers worldwide, with no single customer accounting for more than 6% of our net sales in 2000. Each of our ten largest customers has been our customer for more than 25 years. Customers in our end-use markets include leading global manufacturers such as Robert Bosch Corporation, Visteon Corporation, Delphi Automotive Systems, General Motors Corporation, Lucent Technologies, Matsushita Electric Industrial Co., Ltd., Motorola Inc., Nokia Corp., Phillips NV, Siemens AG, Samsung Electronics Co. Ltd. and Sony Corporation.

     Global, Low Cost Operations. We presently operate six production facilities and 15 sales offices located in North America, Europe and Asia. We believe that our global operations permit us to maintain our position as a low cost, high quality manufacturer. All of our facilities have achieved ISO 9001 or ISO 9002 certification status as to quality and our five facilities that manufacture products for the automotive industry have received the automotive industry's QS 9000 certification. QS 9000 certification is a more stringent quality system developed by Ford, Chrysler and General Motors to recognize the outstanding overall performance of selected suppliers. Our Macroom, Ireland, Colmar, France, Freiburg, Germany, Taipei, Taiwan, and Tianjin, China facilities have each received ISO 14001 certification. ISO 14001 is an international certification awarded after extensive site audits demonstrate compliance to the Environmental Management System Standards. We are continuously engaged in cost reduction programs, primarily through reduced pricing of our raw materials, improved material utilization, increased use of automation and other manufacturing efficiencies. All of our assembly sites that produce orders for the automotive industry have also received AEC A 101, a discrete semiconductor supplement, awarded by the Automotive Electronic Council, which requires the QS 9000 award as a step in qualification.

     High Quality Customer Service. Because we are an independent company focused on the power management sector of the semiconductor industry, all of our service and support efforts are tailored to meet our customers' needs. We employ approximately 250 sales, marketing and field applications engineers in 15 offices throughout North America, Europe and Asia. We target high growth end-use markets and focus our sales efforts on our customers' design engineers and purchasing managers in the automotive, computer, consumer, telecommunications markets. Because we work closely with our original equipment manufacturer customers in the design of their products, our products are frequently "designed in" to the specifications of new products. We believe these close relationships provide us with a substantial competitive advantage and further strengthen our long-term customer relationships. Our customers require a high quality, reliable source of supply, often in high volumes and with short lead times. They also demand quick responses to technical questions and seek support in designing new applications which will use our products.

     Diverse End-Use Markets. We have a diversified customer base in terms of both geography and end-use markets. The following charts illustrate our net sales in 2000 by geographic area and by end-use market:

                       2000 NET SALES BY GEOGRAPHIC AREA

[Pie Chart]

Europe                                                          30%

Southeast Asia                                                  22%

North America                                                   28%

China                                                           11%

Japan                                                            9%

                      2000 NET SALES BY END- USE MARKET(1)

[Pie Chart]

Distributor                                                     30%

Computer/Power Supply                                           25%

Automotive                                                      16%

Consumer                                                        13%

Industrial/Other                                                 7%

Telecomm                                                         5%

Contract Manufacturers                                           4%

---------------
(1) Distributors sell our products to diverse end-use markets, including all those shown in the chart.

     We believe that this diversity minimizes the impact of a potential loss of sales due to an economic slowdown in any geographic area or end-use market.

     Experienced, Committed Management Team. Our senior management team consists of seven individuals who have an average of 15 years of experience with us and 20 years of experience in the semiconductor industry. Ronald A. Ostertag, our Chairman, President and Chief Executive Officer, has been with us for 22 years and has 28 years of experience in the semiconductor industry.

BUSINESS STRATEGY

     Our objective is to provide our communications, information technology and automotive customers with semiconductor devices that work together to provide an end-to-end power management solution. The capability to offer an end-to-end power management solution is enabled by focusing the Company's resources toward two major application segments; power conditioning and circuit protection. To accomplish our objective, the principal elements of our strategy are:

     Target Rapid Growth Opportunities with New Product Introductions. We seek to expand our base of well-established, high quality products by introducing new MOSFET, analog, Zener and UltraFast semiconductor products that meet our customers power management needs. We define new products as those products introduced and sold for a period of three years. New product sales represented 7%, 4% and 2% of total revenues for 2000, 1999 and 1998, respectively. We employ approximately 70 full-time personnel in our Ireland, Korea, Germany, Taiwan, and United States research and development laboratories.

     To enhance our power conditioning offering, we introduced 29 new MOSFET products in 2000, encompassing both power and small signal types. Seventy design wins were achieved in fast growing applications such as graphics cards, lithium-ion battery packs and switch mode power supplies. MOSFETs, which were first offered by the company in 1999, are semiconductor devices that switch and/or amplify current. Our devices are used principally by communications, information technology and automotive customers to improve system efficiency and increase battery life in portable applications. Our MOSFET manufacturing strategy employs a "fabless" model whereby the company has ported it's proprietary trench technology at established foundries in Asia. This approach enabled us to enter the power MOSFET market quickly, utilize a state of the art 0.5um equipment set at our foundry partner and minimize capital investment. We are aggressively pursuing the $3.1 billion MOSFET market through a combination of design engineering resources at our Silicon Valley design center, leveraging the assets of our foundry partners and utilizing our in-house high volume, low cost packaging expertise. We anticipate that power MOSFET sales will be an important contributor to our future growth.

     During 2000 the company also committed capital and personnel resources to extend its power management product portfolio into certain analog products. End-to-end power conditioning products was the impetus for us to begin design and development efforts for linear regulators, low drop out regulators, pulse width modulators and microprocessor supervisory circuits. Our analog product road maps have been defined and to date we have hired eleven design engineers. Our fabrication approach is again to use Asian foundries to provide the silicon for our designs. We expect to realize initial revenues late in 2001 from our first analog product offerings.

     Other new products in 2000, which have significant growth potential in power conditioning applications, include 100V Schottky rectifiers and "rugged" UltraFast rectifiers. The fast recovery time of these devices reduce energy losses in switching power supplies that serve communications and computing applications. The new UltraFast rectifiers includes a series of high voltage devices that have been optimized for power factor correction circuits, which are necessary to meet the energy conservation requirements in many countries.

     A low-voltage bi-directional Zener diode, introduced in 1999, has been very successful and shows significant revenue growth potential in the application of Christmas tree lights. These diodes prevent the entire string of lights from going out when a bulb in the string burns out or is missing.

     Also in 1999, in the area of circuit protection, we extended the voltage range of our TRANSZORB(R) transient voltage suppressors to have the widest avalanche voltage range currently offered in the industry. These higher voltage TRANSZORB(R) products were specially designed to work in conjunction with newly developed integrated circuits that provide much greater efficiencies in computer product applications.

     Extend Leadership Position in Rectifier and TVS Diode Products. The research firm Dataquest ranks us as the world's leading supplier of rectifiers while IMS ranks us as the world's leading supplier of TVS products. We continue to make significant investments in surface mount package capacity as our customers continue their trend away from traditional axial packaging toward surface mount. We estimate that more than 40% of our overall revenues in 2000 were derived from surface mount products. Throughout 1999 and 2000 the Company has made significant investments to expand our Taiwan wafer fabrication facility to meet the demands of two key product lines, Schottky rectifiers and (automotive) TVS. These two product lines grew approximately 30% in revenue terms in 2000.

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

     - outsourcing and moving higher labor cost processes to lower labor cost locations.

     Our ability to reduce our costs has allowed us to maintain our earnings and competitive position while satisfying our customers' requirements for low-cost, high-quality products.

     Pursue Selective Acquisitions. We continually evaluate candidates for strategic acquisitions and joint ventures that add complementary products or technologies to advance our goal of serving customers with an end-to-end power management solution. In addition, acquisitions broaden our product offering to meet the needs of the rapidly growing contract electronic manufacturing segment. For example, we acquired the small signal products business of ITT Industries, Inc. in October 1997 for $9.0 million, including direct acquisition costs. This business contributed $77.3 million to our sales in 2000, representing an increase of 44% from $53.5 million in 1999. It also provided us entry into the small signal transistor, zener diode and small signal diode sectors of the discrete products market, collectively a $4.6 billion market in 2000. Acquisitions also leverage our existing sales and distribution channels, including a sales force of more than 1,000 worldwide, comprised of independent sales representatives, distributors and approximately 250 direct sales and technical personnel.

PRODUCTS AND CUSTOMERS

     The table below identifies our end markets and the percentage of our net sales in 2000 attributable to each, and the principal products, representative applications and major customers for those end-use markets.

END-USE                 COMPUTER/
MARKETS               POWER SUPPLY        AUTOMOTIVE          CONSUMER       TELECOMMUNICATIONS   DISTRIBUTORS
% OF NET SALES (1)         25%                16%                13%                 5%                30%
PRINCIPAL PRODUCTS  Bridge Rectifiers  Superectifiers     Bridge Rectifiers    UltraFast               All
                    UltraFast          Small Signal       UltraFast              Rectifiers
                      Rectifiers         Diodes             Rectifiers         Small Signal
                    Schottky           Small Signal       Small Signal           Diodes
                      Rectifiers         Transistors        Diodes             Small Signal
                    Small Signal       Transient          Small Signal           Transistors
                      Diodes             Voltage            Transistors        Superectifiers
                    MOSFETs              Suppressors      Zener Diodes         Transient
                                       Zener Diodes       MOSFETs                Voltage
                                       MOSFETs                                   Suppressors
                                                                               MOSFETs

REPRESENTATIVE      CD ROM drive       ABS Brake          Cable Boxes          Cordless Phone          All
  APPLICATIONS      Computer             System           CD Player            Internet Line
                      Battery          Active             DVD                    Card
                      Charger            Suspension       Entertainment        ISDN Board
                    Disk Drive         Airbag Module        Center             Mobile Phone
                    Monitor            Collision          Home                 Modems
                    Motherboard          Warning/           Appliances/        Pager
                    PC Scanner           Avoidance          White Goods         Satellite
                    Printer              System           Home Satellite         Transmission
                    Switch Mode        Cruise Control     Dish                 Switching
                      Power Supply       Module           Microwave              Systems
                                       Engine             Playstation/
                                         Management         Nintendo
                                       Entertainment      TV
                                         Module
                                       GPS Navigation
                                         Systems

MAJOR SECTOR        Acer               Bosch              BOSE                 Alcatel            Arrow/Spoerle
  CUSTOMERS         API                Delphi             Braun                Ericsson           Array
                    Astec              Ford               Daewoo               Hughes             Avnet
                    Delta              General Motors     Motorola             Lucent             Distrel
                    LG                 Hella              LG                   Motorola           Eurodis
                    Phihong            Mitsubishi         Lite-On              Nokia              Future
                    Philips            Motorola           Matsushita           Nortel             Nadex
                    Samsung            AIEG               Philips                Networks         Rutronik
                    SCI                Nadex              Ryoden               Sagem              Ryoden
                    Sony               Nippon Denso/      Samsung              Siemens            Taitron
                                         Denso            SONY
                                       Siemans
                                       Valeo
                                       Visteon

---------------
(1) These products do not equal 100% of our net sales because we also sell miscellaneous products to various other end-use markets equal to approximately 11% of our net sales.

PRINCIPAL PRODUCTS

     We design, manufacture and sell a broad array of discrete semiconductors, including:

     - power conditioning devices;

     - protection devices; and

     - a maturing product portfolio.

     We manufacture these products in a variety of packages, including axial, bridge, power and surface mount packages.

POWER CONDITIONING DEVICES

     Our power conditioning products are utilized to efficiently switch, amplify, regulate and convert power into a more usable form needed by today's sophisticated electronic systems.

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

     UltraFast rectifiers offer even lower reverse recovery times at voltage levels as high as 1,000 Volts while maintaining the efficiencies of a lower switching power losses. UltraFast rectifiers are principally used for computer and computer related applications.

     Small Signal Diodes. Small signal diodes perform various functions such as signal blocking, routing and switching at lower current levels. These components are used in a variety of products, including telecommunications equipment, personal computer motherboards, automotive systems, power supplies and consumer electronics.

     Power MOSFETs. Power MOSFETs are manufactured using leading edge trench technology enabling the Company to offer customers significantly improved and, more energy efficient device performance versus major competitors. Typically, these components are used for computing, communication, and automotive power management applications where energy efficiency is at a premium.

PROTECTION DEVICES

     Our protection devices protect today's state-of-the-art integrated circuits from the damaging effects of electrostatic discharge and other over-voltage conditions.

     Transient Voltage Suppressors. Transient voltage suppressors protect electronic circuits by limiting voltage at a safe level. Under normal circumstances they do not have to be reset or replaced. They are silicon-based semiconductors designed to provide protection against all types of transient threats, ranging from electrostatic discharge to induced lightning. These voltage clamping devices absorb large amounts of energy for short periods of time. We offer a broad range of state-of-the-art transient voltage suppressors for use in most modern electronic equipment. We also offer a line of patented transient voltage suppressor devices specifically designed for automotive applications which include a surface mount high-energy "load dump" transient voltage suppressor device.

     Zener Diodes. Zener products provide a wide variety of specialized functions for complex electronic circuits. These devices are used as voltage regulators, voltage reference and voltage suppressors against electrostatic discharge threats. Zener diodes are also used in most modern electronic systems and end-use markets.

MATURE PRODUCT PORTFOLIO

     Our mature product portfolio includes devices that were originally introduced over 20 years ago. As we move forward, we plan on limiting our research and development and capital spending on these products.

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

MARKETS

     Our customer base is diverse, both geographically and by end-use market. We target our products primarily for use in the automotive, computer, consumer electronics, telecommunications and lighting industries.

     Automotive. Our power management devices are found in critical and "creature comfort" systems throughout automotive design. Automotive customers seek highly reliable components. Our components are used in many automotive applications including airbag modules, global positioning satellite navigation systems, catalytic converter heaters, climate control modules, engine cooling systems and ignition modules.

     Computer/peripherals. All computers and their associated peripherals require sophisticated, controlled electrical energy. We provide the power rectifying element for all computer electronic systems to transform unmanaged, raw electric power into the controlled energy source modern digital systems require. Our products also protect computer systems from transient threats, such as electrostatic discharge and induced lightning. Our products are sold to computer and computer component manufacturers in numerous applications, including switch mode power supplies, computer battery chargers, modem cards, P.C.A. boards, logic boards, laser printers, computer processors and monitors.

     Consumer electronics. Traditional consumer appliances that plug into a wall outlet or modem hand-held digital consumer applications require power management semiconductors. Our products are placed in a broad range of consumer products, including refrigerators, garage door openers, home satellite systems, washers, dryers and microwaves.

     Telecommunications. Our products perform various functions for telecommunications equipment. Because of the often-critical nature of telecommunications applications and the increasing demand for portability, these applications require a very high degree of reliability and small size. Also, device efficiencies are very important in battery operated products to minimize power drain on batteries and maximize run time. For this reason, customers pay a premium for components that operate with the least amount of energy loss. Applications using our products include mobile phones, pagers, cellular base stations, line cards and modems.

     Industrial & Lighting. New electronic ballast systems have been replacing older magnetic ballast systems and incandescent bulbs by providing greater efficiency and significantly lowering operating costs. Most light fixtures require alternating current (AC) to be converted into direct current (DC) in order to function. Historically, this has been achieved through an array of twisted copper wires known as a magnetic ballast. Recently, as a result of the demand for more efficient light fixtures, magnetic ballasts have been replaced in many applications by electronic ballasts which use discrete semiconductors. Because the new electronic ballast systems typically are priced at a relative premium, these systems must be extremely reliable in order to justify the higher initial cost. In addition to a high degree of reliability, electronic ballast manufacturers require their components to be competitively priced and compact. We sell to all major original equipment manufacturers (OEMs) within this end-use market.

     Distributors. Distributors meet the needs of customers with lower volume requirements. Distributors serve all of our markets in all of our regions, but our primary distributor sales are in North America and Europe.

     Sales channels. We service our customer base through a combination of direct personnel, independent sales representatives and distribution. In each of the years ended December 31, 2000, 1999 and 1998, sales by geographic region (the Americas, Europe and Asia/Pacific) each represented approximately 1/3 of our net sales. Our customer base incorporates a wide array of the world's largest manufacturers. No single customer accounted for 6% or more of our sales during the years ended December 31, 2000, 1999 or 1998. Distributors meet the needs of customers with lower volume requirements. They serve all of our markets in all of our regions, but are especially important in the Americas and Europe. In the year 2000, distribution accounted for approximately 30% of net sales.

     In the last several years, the electronics industry has seen an increase in the use of sub-contracted manufacturing. These worldwide companies are known as contract equipment manufacturers or CEMs. In the year 2000, CEMs accounted for approximately 4% of total sales. This trend is especially prevalent in the telecommunications sector and is expected to continue so into the foreseeable future.

     We have a worldwide sales force of more than 1,000, comprised of independent sales representatives, distributors and approximately 250 direct sales and technical personnel. We maintain 15 sales offices located in Melville, New York; Carlsbad, California; Arlington Heights, Illinois; Duluth, Georgia; Austin, Texas; Paris, France; Munich, Germany; Tokyo and Osaka, Japan; Gumi and Seoul, Korea; Taipei, Taiwan; Singapore; and Shanghai and Hong Kong, China.

     Additionally, we use information technology to develop and maintain strong customer relationships. For example, electronic data interchange (EDI) is used by many of our major customers to facilitate order entry and acknowledgment. In addition to EDI, we intend to expand upon the scope of services provided through the Internet, extranets and other electronic means to provide broader services to the marketplace. We expect that these services will provide improved technical support, on-line order access and e-commerce capability. The use of improved information technology, combined with strong technical marketing and broad sales channels, has helped us obtain new product approvals and increase our market share with many of our major customers.

MANUFACTURING

     Power semiconductor component manufacturing involves two phases of production: wafer fabrication and assembly (or packaging). Wafer fabrication subjects silicon wafers to various thermal, metallurgical and chemical process steps that change their electrical and physical properties. These process steps define cells or circuits within numerous individual devices (termed "die" or "chips") on each wafer. Assembly is the sequence of production steps that divide the wafer into individual chips and enclose the chips in structures (termed "packages") that make them usable in a circuit. Both wafer fabrication and assembly phases incorporate wafer level and device level electrical testing to ensure that device design integrity has been achieved.

     Power management semiconductors generally use process technology and equipment already proven in the manufacturing of integrated circuits. The cost of power management semiconductor wafer fabrication facilities varies greatly, depending upon the number and sophistication of the process steps required to produce the desired electrical performance and functions. While Schottky and transistor products require complex and technically sophisticated process flows, the capital requirements of these products are significantly less than for integrated circuits. This is due, in part, to the fewer number of process steps required to manufacture discrete power semiconductor wafers and, therefore, the requirement for process equipment. Additionally, because the discrete power semiconductor manufacturing process is based on well-established technology, less expensive process equipment is required.

     The entire manufacturing process has evolved over time, and labor intensive processes have given way to more reliable automated processes. The change to automated procedures has, in part, allowed us to reduce our manufacturing costs, significantly improve product quality and reduce the impact of declining selling prices.

     We own or lease six production facilities in China, Taiwan, Ireland, Germany, France and the United States. In addition, we have manufacturing supply agreements with various companies located in Asia. Our facilities are as follows:

LOCATION                                                             PRODUCTS
--------                                                             --------
Wafer Fabrication Only:
  Freiburg, Germany                                        Small signal products
  Westbury, New York                                       Epitaxial wafers

Wafer Fabrication and Assembly:
  Taipei, Taiwan                                           Standard rectifiers
                                                           Schottky rectifiers
                                                           UltraFast rectifiers
                                                           Transient voltage suppressors

  Macroom, Ireland                                         Transient voltage suppressors
                                                           Bridge rectifiers
                                                           Standard rectifiers
Assembly Only:
  Tianjin, China                                           Rectifiers
                                                           Bridge rectifiers
                                                           Small signal products

  Colmar, France                                           Small signal products

     All factories have received the quality certification designations ISO 9001 or ISO 9002 and all factories except the factory located in Westbury, New York, which does not manufacture end products for the automotive industry, have received the quality certification designation QS 9000. Our Macroom, Ireland, Colmar, France, Freiburg, Germany, Taipei, Taiwan and Tianjin, China facilities have each received ISO 14001 certification. ISO 14001 is an international certification awarded after extensive site audits demonstrate compliance to the Environmental Management System Standards.

RESEARCH AND DEVELOPMENT

     We employ approximately 70 full-time personnel in our research and development laboratories in Macroom, Ireland, Taipei, Taiwan, Freiburg, Germany, Fremont, California, Seoul, Korea and Westbury, New York. Our full-time staff is complemented by partnerships with universities and research institutions. The research and development laboratories in Ireland and Taiwan focus primarily on the development of new chip and packaging technologies for rectifiers and transient voltage suppressors. Research in Germany concentrates on small signal products, automation and transient voltage suppressor (TVS) arrays aimed at telecommunications protection. The development laboratory in Westbury, New York focuses on applied material sciences.

     In 1999, we opened a design center in Fremont, California for power MOSFET products and staffed it with experienced senior MOSFET engineers. We have also entered into related manufacturing agreements with established foundries in China and Taiwan. MOSFETs are semiconductor devices that switch and/or amplify current through changes in voltage. Our engineering group was recently expanded in order to initiate the development of analog integrated circuits, which are used for power management. In February 2001, we began leasing a facility in Pleasanton, California for this group.

     During 2000, we further expanded our product portfolio with the addition of analog power management IC's. Through February 2001, we have hired 11 design engineers in our California and Korea design centers to aid in this expansion. Our strategy for developing this portfolio includes utilizing both in-house developed technology and partnering with outside design houses. Product offerings will include pulse-width modulators, DC/DC converters, voltage references and standard linear and low-dropout regulators. We will use outside foundries for wafer fabrication, similar to our MOSFET product line. Our objective is to have our first in-house analog designed product introduced in the fourth quarter of 2001.

     Research and development expenditures totaled $7.8 million in 2000, $6.9 million in 1999 and $6.1 million in 1998. Research and development expenditures reflect continued development and the advancement of new product and packaging technologies targeted for the automotive, telecommunications and computer end-use market applications.

PATENTS

     We actively seek patents for new products and designs. At December 31, 2000, we held 54 U.S. patents. Although we believe our patents provide a competitive advantage, no single patent is material to our business. We also rely on our proprietary knowledge and continuing technological innovation to develop and maintain our competitive position.

BACKLOG

     At December 31, 2000 we had an order backlog of approximately $156.6 million compared with $143.7 million at December 31, 1999. Order backlog includes only orders for products scheduled to be shipped within six months. Orders may be revised or canceled, either pursuant to their terms or as a result of negotiations. Therefore, it is impossible to predict accurately the amount of backlog orders that will result in sales.

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

COMPETITION

     The power management sector of the semiconductor industry is highly competitive. We compete with companies worldwide, some of which have greater financial, marketing and management resources than we do. We believe that our principal competitors include ON Semiconductor, Philips Electronics N.V., ST Microelectronics N.V., Fairchild Semiconductor Corporation, Shindengen Electric Manufacturing Co., Ltd., Sanken Electric Co., Ltd. and a number of Taiwanese and Japanese manufacturers.

EMPLOYEES

     At December 31, 2000 we employed approximately 5,700 people worldwide. We believe that our relations with both our union and non-union employees are satisfactory.

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

ENVIRONMENT

     We are committed to operate worldwide in a manner which respects and protects the environment. We use hazardous substances and generate solid and hazardous waste in the ordinary course of our business. As a result, we are subject to various federal, state, local and foreign laws and regulations governing environmental matters, including the use, discharge and disposal of hazardous materials. Because of the nature of our business, we incur costs to comply with environmental laws. Although we believe our manufacturing facilities are in substantial compliance with current environmental laws and regulations, we cannot assure you that our costs to comply with environmental requirements will not increase in the future. We cannot predict the kind of legislation or regulations that may be adopted in the future with respect to environmental protection and waste disposal. To date, our compliance with existing legislation and regulations has not had a material negative effect on us and we do not expect future compliance to have a material negative effect on our financial position, results of operations or cash flows.

     In connection with the spin-off in 1997, we retained the obligations with respect to environmental matters relating to our discontinued operations and their status as a "potentially responsible party" with respect to the offsite disposal of wastes. We are presently engaged in the remediation of seven sites relating to discontinued operations in five states, and are a "potentially responsible party" at five hazardous waste sites in four states. Based on several factors, including capital expenditures and expenses for our remediation programs, and the proportionate share of the cost of the necessary investigation and eventual remedial work that may be needed to be performed at the sites for which we have been named as a "potentially responsible party," these matters are not expected to have a material adverse effect on our financial position, results of operations or cash flows.

     Our present and past facilities have been in operation for many years, and over that time in the course of those operations, such facilities have used substances which are or might be considered hazardous. Additionally, we have generated and disposed of wastes which are or might be considered hazardous. Therefore, it is possible that additional environmental issues may arise in the future which we cannot now predict.

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

     International sales represent approximately 72% of our sales. Sales to the Asia/Pacific region accounted for approximately 42% of our worldwide sales in 2000. Approximately 50% of our production is located in Taiwan, the cost of which increased from the strengthened New Taiwan Dollar in relation to the U.S. dollar in 2000.

     For detailed financial information concerning foreign and domestic operations and export sales, reference is made to Note 14 to the Consolidated Financial Statements included in Part II of this Form 10-K.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is certain information with respect to the executive officers of the Company as of December 31, 2000.

           NAME AND TITLE             AGE                        BUSINESS EXPERIENCE
           --------------             ---                        -------------------
Ronald A. Ostertag..................  60     Ronald A. Ostertag has been our Chairman, President and
Chairman, President and                      Chief Executive Officer since the spin-off. Previously, he
Chief Executive Officer                      held the position of Vice President of General Instrument
                                             Corporation since February 1989 and President of General
                                             Instrument Corporation's Power Semiconductor Division since
                                             September 1990.

           NAME AND TITLE             AGE                        BUSINESS EXPERIENCE
           --------------             ---                        -------------------
Robert J. Gange.....................  45     Robert J. Gange has been our Senior Vice President and Chief
Senior Vice President and                    Financial Officer since March 2000. From the spin-off to
Chief Financial Officer                      March 2000, he was Vice President and Controller.
                                             Previously, he was Vice President and Controller of General
                                             Instrument Corporation's Power Semiconductor Division since
                                             May 1997. From 1995 to 1997, he was Director of Finance and
                                             from 1993 to 1995, Assistant Controller of General
                                             Instrument Corporation's Power Semiconductor Division.

Vincent M. Guercio..................  47     Vincent M. Guercio has been our Senior Vice President,
Senior Vice President, e-commerce            e-commerce since November 1998. From the spin-off to
                                             November 1998, he was Senior Vice President, Worldwide Sales
                                             and Marketing. Previously, he had been responsible for this function at General Instrument Corporation's Power
                                             Semiconductor Division since January 1992.

W. John Nelson......................  46     W. John Nelson has been our Chief Operating Officer since
Chief Operating Officer                      March 2000. Previously, he was our President, Asia/Pacific
                                             Operations since November 1998. From the spin-off to
                                             November 1998, he was our Senior Vice President,
                                             Asia/Pacific Operations. Previously, he had been responsible for this function at General Instrument Corporation's Power
                                             Semiconductor Division since March 1994. From 1991 to 1994, he was President of General Instrument Corporation Taiwan.

Stephen B. Paige....................  53     Stephen B. Paige has been our Senior Vice President, General
Senior Vice President, General               Counsel and Secretary since the spin-off. Previously, he was
Counsel and Secretary                        Senior Vice President and General Counsel for General
                                             Instrument Corporation's Power Semiconductor Division since
                                             May 1997. From April 1995 to May 1997, he was Vice President
                                             and General Counsel of Monsanto Business Services, Chicago
                                             Region. From January 1992 to April 1995, he was Vice
                                             President, General Counsel and Secretary of The NutraSweet
                                             Company, a wholly-owned subsidiary of Monsanto Company.

Linda S. Perry......................  50     Linda S. Perry has been our Senior Vice President, Human
Senior Vice President, Human                 Resources since September 1997 and its Vice President, Human
Resources                                    Resources since the spin-off. Previously, she held the
                                             position of Vice President, Human Resources at General
                                             Instrument Corporation's Power Semiconductor Division and
                                             has had responsibility for this function since 1988.

           NAME AND TITLE             AGE                        BUSINESS EXPERIENCE
           --------------             ---                        -------------------
John P. Phillips....................  55     John P. Phillips has been our Executive Vice President
Executive Vice President                     responsible for worldwide marketing since April 2000.
                                             Previously, he was our President, Europe and North America
                                             Operations since November 1998. From the spin-off to
                                             November 1998 he was Senior Vice President, European
                                             Operations. Prior to that, he was Senior Vice President of
                                             Worldwide Technology for General Instrument Corporation's
                                             Power Semiconductor Division and had responsibility for this function since March 1992.

ITEM 2.  PROPERTIES

     Our principal administrative, production and research and development facilities are located in the following locations:

                  LOCATION                           LEASED OR OWNED           SQUARE FEET
                  --------                    ------------------------------   -----------
Melville, New York..........................  Leased, Expires 2004                52,000
Westbury, New York..........................  Leased, Expires 2005 (1)            18,000
Taipei, Taiwan..............................  Owned                              350,000
Macroom, Ireland............................  Owned                              120,000
Tianjin, China..............................  Ground Lease, Expires 2045 (2)     120,000
Freiburg, Germany...........................  Leased, Expires 2007 (3)            55,000
Colmar, France..............................  Owned                               63,000
Pleasanton, California......................  Leased, Expires 2006 (4)            10,000

---------------
(1) We have an option to extend this lease until 2010.

(2) We own the facility; however, the land upon which it is constructed is leased.

(3) We have the right to terminate this lease prior to its expiration.

(4) We have an option to extend this lease until 2011.

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

     In connection with the spin-off in 1997, NextLevel Systems, Inc. (which subsequently changed its name to General Instrument Corporation ("GI") and was acquired by Motorola Inc. in January 2000) agreed to indemnify us with respect to certain legal proceedings relating to the business transferred to NextLevel Systems, Inc., including the obligations, if any, arising out of or relating to the two securities litigations described below. Therefore, we are of the opinion that the resolution of these matters will not have an effect on our consolidated financial position, results of operations or cash flows.

     A securities class action is presently pending in the United States District Court for the Northern District of Illinois, Eastern Division, In Re General Instrument Corporation Securities Litigation. This action, which consolidates numerous class action complaints filed in various courts between October 10 and October 27, 1995, is brought by plaintiffs, on their own behalf and as representatives of a class of purchasers of GI Common Stock during the period March 21, 1995 through October 18, 1995. The complaint alleges that, prior to the spin-off, GI and certain of its officers and directors, as well as Forstmann Little & Co. and certain related entities, violated the federal securities laws, namely, Sections 10(b) and 20(a) of the Exchange Act, by allegedly making false and misleading statements and failing to disclose material facts about GI's planned shipments in 1995 of its CFT 2200 and DigiCipher II products. On November 21, 2000, the Court dismissed a derivative action brought on behalf of General Instrument Corporation under the same caption.

     Also included under the same caption is an action entitled BKP Partners, L.P. v. General Instrument Corp., brought in February 1996 by certain holders of preferred stock of Next Level Communications, which was merged into a subsidiary of General Instrument Corporation in September 1995. The action was originally filed in the Northern District of California and was later transferred for pretrial purposes to the Northern District of Illinois. The plaintiffs allege that the defendants violated federal securities laws by making misrepresentations and omissions and breached fiduciary duties to Next Level in connection with the acquisition of Next Level by General Instrument Corporation. Plaintiff's complaints, seek, among other things, unspecified damages and attorneys' fees and costs.

     Plaintiffs have moved to transfer the class action for trial with the Eastern District of Pennsylvania and to send the BKP Partners case back to the Northern District of California for trial. That motion is pending before the panel on Multidistrict Litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock trades on the New York Stock Exchange under the symbol SEM. The following table sets forth the high and low sale prices as reported by the New York Stock Exchange for the years ended December 31, 1999 and 2000.

                                                              HIGH      LOW
                                                             ------    ------
YEAR ENDING DECEMBER 31, 1999
First Quarter............................................    $ 9.44    $ 5.94
Second Quarter...........................................      9.75      6.38
Third Quarter............................................     12.63      7.88
Fourth Quarter...........................................     15.13      8.69

                                                              HIGH      LOW
                                                             ------    ------
YEAR ENDING DECEMBER 31, 2000
First Quarter............................................    $21.00    $12.75
Second Quarter...........................................     20.63     14.75
Third Quarter............................................     15.88     12.19
Fourth Quarter...........................................     12.38      6.19

     As of February 28, 2001 there were 386 holders of record of our common stock.

     We have not paid any cash dividends since the spin-off. We do not currently intend to pay dividends in the foreseeable future, but to reinvest earnings in our business. Our ability to pay cash dividends on our common stock is limited by certain covenants contained in our credit agreement. See Note 8 to the Consolidated Financial Statements included in Part II of this Form 10-K.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table presents our selected historical financial data at the dates and for each of the periods indicated. The financial data as of December 31, 2000 and 1999 and for each of the three years in the period ended December 31, 2000 has been derived from the audited consolidated financial statements included elsewhere herein. The financial data as of December 31, 1998, 1997, and 1996 and for the years ended December 31, 1997 and 1996 has been derived from the previously audited consolidated financial statements not included herein, as adjusted to give effect to the spin-off by General Instrument Corporation in 1997. This selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes included elsewhere herein. Historical consolidated financial data may not be indicative of our future performance.

                                                        YEAR ENDED DECEMBER 31,
                                         ------------------------------------------------------
                                           2000       1999       1998     1997(a)       1996
                                         --------   --------   --------   --------   ----------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS
  DATA:
Net sales..............................  $493,721   $417,082   $401,144   $380,038   $  361,891
Cost of sales..........................   339,538    302,476    283,582    289,313      230,687
Selling, general and administrative....    57,047     46,567     46,802     44,668       42,594
Research and development...............     7,785      6,903      6,104      5,998        5,838
Restructuring..........................        --         --     12,324         --           --
Operating income.......................    84,210     55,994     47,187     34,916       77,618
Interest expense -- net................   (18,756)   (23,466)   (20,026)   (14,353)     (10,396)
Income from continuing operations......    46,740     24,389     18,534      8,872       39,764
Net income (loss)......................    46,740     24,389     18,534      5,933       (1,864)
BASIC EARNINGS (LOSS) PER SHARE:
Income from continuing operations......  $   1.24   $   0.66   $   0.50   $   0.25   $     1.20
Net income (loss)......................      1.24       0.66       0.50       0.17        (0.06)
DILUTED EARNINGS PER SHARE:
Income from continuing operations......  $   1.08   $   0.66   $   0.50   $   0.25   $     1.15
Net income.............................      1.08       0.66       0.50       0.17         0.27
CONSOLIDATED BALANCE SHEET DATA:
Accounts receivable....................  $ 66,246   $ 63,246   $ 59,643   $ 54,077   $   49,629
Inventories............................    53,698     43,480     39,514     34,309       31,551
Property, plant and equipment..........   244,889    231,217    223,743    218,752      202,281
Net assets of discontinued
  operations...........................        --         --         --         --    1,444,734
Total assets...........................   595,289    576,315    563,447    550,305    2,057,162
Long-term debt, including current
  maturities(b)........................   216,500    276,500    286,000    268,074      692,335

---------------
(a) Includes charges of $33.8 million ($25.3 million net of tax), or $0.69 per share, primarily related to the separation of General Instrument Corporation's Taiwan operations. These costs include $32.7 million charged to cost of sales and $1.1 million charged to selling, general and administrative expense.

(b) In 2000 and 1999 includes $172.5 million of convertible subordinated notes which were issued in December 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     We are a market leader in the design, manufacture and sale of power semiconductor components. The Company provides customers with a broad array of power management products including rectifiers, transient voltage suppressors, small signal transistors, diodes and MOSFETs. We are a world leader in the power rectifier and transient voltage suppressor markets, which products represented 84% of our 2000 net sales, with an approximate 14% market share as measured by net sales in 2000. Our products condition current and voltage, protect electrical circuits from power surges, amplify and switch small electrical signals and regulate voltage levels in circuits. Our products are essential components of most electronic devices and systems and are used throughout a wide range of industries, including the computer, automotive, telecommunications and consumer electronics industries. We operate six production facilities located in China, France, Germany, Ireland, Taiwan and the United States, and we produce an average of 42 million units per day.

COST REDUCTION PROGRAMS

     We are engaged in ongoing cost reduction programs. These programs are designed to make our global manufacturing facilities more efficient and achieve a reduction in our future operating costs. The principal elements of our cost reduction programs include reducing the cost of our raw materials, improving the efficiency of our raw material utilization, automating labor intensive portions of our manufacturing process and outsourcing.

RESTRUCTURING

     We announced a restructuring plan on November 6, 1998, which was designed to enhance the interface of our operations and customers and improve our cost structure, efficiency and competitive position. The restructuring included reducing the workforce by decentralizing certain purchasing, marketing, finance and research and development functions and providing early retirement to a group of employees, closing two sales offices and writing off assets related to a discontinued product. Restructuring charges recorded in the fourth quarter of 1998 included $8.4 million in charges primarily related to employee separation and related costs and $3.9 million in non-cash charges for asset write-offs. This program resulted in a reduction of operating expenses by $6.4 million per year.

     On February 8, 2001, the Company announced a restructuring of its operations. Headcount reductions are planned through a combination of worldwide programs, including early retirement and workforce reductions. A restructuring charge of up to $14.0 million is expected to be taken in the first quarter of 2001.

RESULTS OF OPERATIONS

     The following table sets forth certain items included in selected consolidated financial data as a percentage of sales:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               2000     1999     1998
                                                              ------   ------   ------
Net sales...................................................  100.0%   100.0%   100.0%
Cost of sales...............................................   68.8     72.5     70.7
                                                              -----    -----    -----
Gross profit................................................   31.2     27.5     29.3
Selling, general and administrative.........................   11.6     11.2     11.7
Research and development....................................    1.6      1.7      1.5
Amortization of excess of cost over fair value of net assets
  acquired..................................................    1.0      1.2      1.3
Restructuring...............................................     --       --      3.1
                                                              -----    -----    -----
Operating income............................................   17.0     13.4     11.8
Other income (expense) -- net...............................     --       --       --
Interest expense -- net.....................................    3.8      5.6      5.0
                                                              -----    -----    -----
Income before income taxes..................................   13.2      7.8      6.8
Provision for income taxes..................................    3.7      1.9      2.1
                                                              -----    -----    -----
Net income..................................................    9.5%     5.9%     4.6%
                                                              =====    =====    =====

ADJUSTED EBITDA

     EBITDA represents earnings before interest, taxes, depreciation and amortization expense. EDITDA is presented because the Company believes it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. However, other companies in our industry may calculate EBITDA differently than we do. EBITDA is not a measurement of financial performance under accounting principles generally accepted in the United States of America and should not be considered as an alternative to cash flow from operating activities or as a measure of liquidity or as an alternative to net income as an indicator of the Company's operating performance or any other measures of performance derived in accordance with accounting principles generally accepted in the United States of America. See the statements of cash flow included in the Company's Consolidated Financial Statements, included in Part II of this Form 10-K.

     Adjusted EBITDA is calculated by adding to EBITDA certain items of expense that the Company believes are neither likely to recur nor indicative of future performance, consisting of pre-tax charges of $12.3 million incurred in 1998 for the restructuring.

                                                            YEAR ENDED DECEMBER 31,
                                                         -----------------------------
                                                           2000      1999       1998
                                                         --------   -------   --------
Net Income.............................................  $ 46,740   $24,389   $ 18,534
Interest...............................................    18,756    23,466     20,026
Taxes..................................................    18,631     8,130      8,556
Depreciation and amortization(1).......................    28,227    27,240     24,682
                                                         --------   -------   --------
EBITDA.................................................   112,354    83,225     71,798
Restructuring..........................................        --        --     12,324
                                                         --------   -------   --------
Adjusted EBITDA........................................  $112,354   $83,225   $ 84,122
                                                         ========   =======   ========

---------------
(1) Amortization of deferred financing fees is excluded from "Depreciation and amortization" and included in "Interest".

     The Company's Consolidated Financial Statements and related notes included in Part II of this Form 10-K should be read as an integral part of the following financial review.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2000 WITH THE YEAR ENDED DECEMBER 31, 1999

NET SALES

     Net sales of $493.7 million for the year ended December 31, 2000 increased $76.6 million from $417.1 million for the comparable prior year period. The 18.4% increase is primarily due to a 25% increase in unit volume sales and new product sales, partly offset by an approximate 3% decline in average selling prices.

COST OF SALES

     Cost of sales for the year ended December 31, 2000 of $339.5 million increased $37.0 million from $302.5 million for the corresponding prior year period. The 12.2% increase is principally due to an increase in unit volume sales and higher variable compensation costs.

     Accordingly, gross margin for the year ended December 31, 2000 represents 31.2% of net sales compared with 27.5% for the corresponding prior year period. The increase relates to improved capacity utilization and factory absorption, continued cost controls and a change in the mix of products sold, partly offset by a decline in worldwide average selling prices, higher material and vendor costs, higher variable compensation and the strengthened New Taiwan Dollar.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses of $57.0 million for the year ended December 31, 2000 increased $10.4 million from $46.6 million for the corresponding prior year period. The 22.3% increase is due primarily to higher variable compensation and increased selling costs corresponding with higher revenues. The current year also includes the full effect of the Korea sales office which opened in April, 1999. As a percentage of sales, selling, general and administrative expenses increased to 11.6% for the year ended December 31, 2000 from 11.2% for the corresponding prior year period.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expense of $7.8 million for the year ended December 31, 2000 increased $0.9 million from $6.9 million for the comparable prior year period. The 13% increase is due to costs incurred related to the introduction of power MOSFETs and the development of power management products including analog Integrated Circuit ("I/C's"). Research and development spending reflects the modification of existing products as well as the continued development of new products. As a percentage of sales, research and development decreased to 1.6% for the year ended December 31, 2000 from 1.7% for the corresponding prior year period due to the proportionately higher increase in net sales.

NET INTEREST EXPENSE

     Net interest expense decreased to $18.8 million for the year ended December 31, 2000 from $23.5 million for the corresponding prior year period. The $4.7 million decrease relates to a lower average debt balance outstanding, reduced borrowing rate on floating rate debt and the issuance of the Convertible Notes described in Note 8 to the Company's Consolidated Financial Statements included in Part II of this Form 10-K, partly offset by the amortization of deferred financing costs related to the Convertible Notes.

INCOME TAXES

     The Company's effective tax rate for the year ended December 31, 2000 increased to 28.5% from 25.0% for the year ended December 31, 1999 due primarily to a decrease in the percentage of the Company's income from foreign subsidiaries which are taxed at rates lower than the U.S. rate.

ADJUSTED EBITDA

     The $29.1 million increase in adjusted EBITDA for the year ended December 31, 2000 compared with the corresponding prior year period is due primarily to increased volume and improved factory performance partly offset by lower average selling prices.

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

ADJUSTED EBITDA

     The $0.9 million decrease in adjusted EBITDA for the year ended December 31, 1999 compared with the corresponding prior year period is due primarily to lower selling prices, partly offset by increased sales volume and operating cost improvements.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2000, working capital was $50.1 million, compared to $64.7 million at December 31, 1999. The working capital decrease of $14.6 million resulted primarily from increases in accounts payable and accrued expenses partly offset by increases in accounts receivable and inventories in support of a higher revenue base. The current ratio at December 31, 2000 is 1.5 to 1 compared with a ratio of 1.9 to 1 at December 31, 1999.

     During the year ended December 31, 2000, the Company invested $34.9 million in property, plant and equipment primarily for capacity expansion and automation compared with $27.3 million and $26.9 million in 1999 and 1998, respectively. While the Company does not have any material commitments for capital expenditures, it does expect to invest $45.0 to $55.0 million in 2001 for new products, automation, capacity increases (primarily for power management and conditioning products) and quality and system enhancements.

     Long-term debt at December 31, 2000 was $216.5 million compared to $276.5 million at December 31, 1999. The Company's ratio of total debt to EBITDA was
1.9 to 1 at December 31, 2000 compared to 3.3 to 1 at December 31, 1999. The Company's ratio of senior debt to EBITDA improved from 1.3 to 1 at December 31, 1999 to 0.4 to 1. The improvement of this ratio is due to the repayment of $60.0 million in senior debt in 2000 and the $22.4 million increase in net income.

     In December 1999, the Company issued $172.5 million principal amount of 5.75% convertible subordinated notes (the "Convertible Notes") due December 15, 2006. Interest on the Convertible Notes is payable semi-annually on June 15 and December 15 of each year, commencing in June 2000. The Convertible Notes are convertible into approximately 11.1 million shares of the Company's common stock, at the option of the holder, at a conversion price of $15.55 per share. The Convertible Notes are redeemable at the Company's option, in whole or in part, at any time on or after December 15, 2002 at a premium of 103.286% of par value declining annually to 100.821% at December 15, 2005 and thereafter. The Convertible Notes are subordinated to the Company's existing and future senior indebtedness ($44.0 million at December 31, 2000) and to certain existing and future trade payable and other liabilities of certain of our subsidiaries (approximately $92.9 million at December 31, 2000). The holders of the Convertible Notes may require the Company to repurchase the notes at par value, plus interest and liquidated damages, if any, upon a change in control of the Company. Proceeds from the Convertible Notes were used to repay outstanding indebtedness under the Company's credit facility described below.

     In July 1997, the Company entered into a bank credit agreement, which was amended in December 1998 and in June 1999 (as amended, the "Credit Agreement") which provides for a $350.0 million secured revolving credit facility that matures on December 31, 2002. In December 1999, the commitment amount under the Credit Agreement was permanently reduced by $86.3 million (50% of the gross proceeds from issuance of the Convertible Notes) to $263.8 million. The Credit Agreement requires the Company to pay a facility fee on the total commitment. The Credit Agreement permits the Company to choose between two interest rate options: the Adjusted Base Rate (as defined in the Credit Agreement), or a Eurodollar rate (LIBOR) plus a margin which varies based on the Company's ratio of indebtedness to earnings before interest, taxes, depreciation and amortization, as defined in the Credit Agreement. The facility fee also varies based on that ratio. The Company is also able to set interest rates through a competitive bid procedure. The Credit Agreement contains financial and operating covenants, including limitations on guarantee obligations, liens, sale of assets, indebtedness, investments, capital expenditures, payment of dividends and leases, and requires the maintenance of certain financial ratios. In addition, certain changes in control of the Company would cause an event of default under the Credit Agreement. The December 1998 and June 1999 amendments revised certain covenant compliance calculations to provide the Company with greater flexibility. As required by the Credit Agreement, the Company entered into a guarantee and collateral agreement in August 1999 under which substantially all of the domestic assets and a portion of the capital stock of its foreign subsidiaries were pledged as security to the lenders. At December 31, 2000 and 1999 the Company was in compliance with all such amended covenants.

     The weighted average interest rate on the Company's long-term debt as of December 31, 2000 and 1999 was 6.0% and 7.0%, respectively.

     At December 31, 2000 there were $11.0 million letters of credit outstanding that reduce the amount that can be borrowed against the Company's $263.8 million credit facility.

     The Company generated $89.3 million cash flow from operations and also experienced an overall increase in cash of $2.3 million for the year ended December 31, 2000. The positive cash flow provided by continuing operations was used for capital expenditures and a partial repayment of debt outstanding. For the year ended December 31, 1999 the Company generated $41.8 million cash flow from continuing operating activities but experienced an overall decrease in cash of $0.6 million. The positive cash flow provided by continuing operations was used for capital expenditures, a partial repayment of debt outstanding and financing fees associated with the issuance of the Convertible Notes.

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

     The Company's principal foreign currency exposures are in the New Taiwan Dollar, Japanese Yen, Chinese Renminbi, and the Euro. The Company's committed exposures relate primarily to trade payables, accounts receivable and employee compensation. At December 31, 2000 the Company had committed exposures of $32.9 million.

     As of December 31, 2000 and 1999 the Company had outstanding forward contracts in the amounts of $7.3 million and $10.6 million, respectively, comprised of foreign currencies which were to be sold, and $10.5 million and $12.7 million, respectively, comprised of foreign currencies which were to be purchased. All outstanding forward contracts at December 31, 2000 mature within twelve months and have an aggregate fair value of $0.1 million.

     At December 31, 2000 and 1999 the impact of a hypothetical 10% adverse change in exchange rates on the fair value of foreign exchange forward contracts is a reduction in fair value of $1.7 million and $2.3 million, respectively. This impact would be substantially offset by an increase in the fair value of the Company's underlying exposures.

INTEREST RATE RISK

     The Company is exposed to changes in U.S. dollar LIBOR interest rates on its floating rate revolving credit facility. At December 31, 2000 and 1999 the outstanding balance under this facility was $44.0 million and $104.0 million, respectively. On a selective basis, the Company from time to time enters into interest rate swap or cap agreements to reduce the potential negative impact increases in interest rates could have on its outstanding variable rate debt. The impact of interest rate instruments on the Company's results of operations in each of the three years ended December 31, 2000 was not significant.

     A hypothetical 10% increase in interest rates would adversely affect the Company's pre-tax earnings and cash flow by $0.3 million in 2000 and $0.9 million in 1999, due to the Company's floating rate debt.

     At December 31, 2000 and 1999 the fair value of the Convertible Notes was approximately $115.6 million and $184.6 million, respectively.

INTERNATIONAL MARKETS

     Management believes that a significant amount of General Semiconductor's sales in 2001 will continue to be generated from international markets.

     International sales generally represent 72% of the Company's worldwide sales. Sales to the Asia/Pacific region accounted for approximately 42% of the Company's worldwide sales for the year ended December 31, 2000. However, approximately 50% of the Company's production is currently in Taiwan, the cost of which has increased from the strengthened New Taiwan Dollar in relation to the U.S. dollar. Extended underutilization of the Company's manufacturing facilities, resulting in production inefficiency, could result in margin deterioration. There can be no assurance as to the extent or duration of the impact of these events on the Company.

RECENT ACCOUNTING PRONOUNCEMENTS

     In 1998 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" which was subsequently amended by SFAS Nos. 137 and 138 (collectively "SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts, and hedging activities and requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company will adopt SFAS 133 effective January 1, 2001. Management does not expect the adoption of SFAS 133 to have a significant impact on the financial position, results of operations or cash flows of the Company.

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

FORWARD LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. The Company's Form 10-K for the year ended December 31, 2000, the Company's 2000 Annual Report to Stockholders, any Form 10-Q or Form 8-K of the Company, or any oral or written statements made by or on behalf of the Company, may include forward looking statements which reflect the Company's current views with respect to future events and financial performance. These forward looking statements are identified by their use of such terms and phrases as "intends," "intend," "intended," "goal," "estimate," "estimates," "expects," "expect," "expected," "project," "projects," "projected," "projections," "plans," "anticipates," "anticipated," "should," "designed to," "foreseeable future," "believe," "believes" and "scheduled" and similar expressions. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise.

     Reference is made to the cautionary statements contained in Exhibit 99 to this Form 10-K for a discussion of the factors that may cause actual results to differ from the results discussed in these forward looking statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

                                                                  PAGE
                                                              -------------
  Financial Statements of General Semiconductor, Inc.
  Management's Responsibility for Financial Statements......       25
  Independent Auditors' Report..............................       26
  Consolidated Financial Statements:
      Consolidated Balance Sheets -- as of December 31, 2000
      and 1999..............................................       27
      Consolidated Statements of Income -- Years ended
       December 31, 2000, 1999 and 1998.....................       28
      Consolidated Statements of Stockholders'
       Equity -- Years ended
       December 31, 2000, 1999 and 1998.....................       29
      Consolidated Statements of Cash Flows -- Years ended
       December 31, 2000, 1999 and 1998.....................       30
  Notes to Consolidated Financial Statements................  31 through 49

              MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

     Management is responsible for the preparation and accuracy of the consolidated financial statements and other information included in this report. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America using, where appropriate, management's best estimates and judgments.

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


/s/ Ronald A. Ostertag                       /s/ Robert J. Gange
Ronald A. Ostertag                           Robert J. Gange
Chairman, President and                      Senior Vice President and
Chief Executive Officer                      Chief Financial Officer

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders of
General Semiconductor, Inc.
Melville, New York

     We have audited the accompanying consolidated balance sheets of General Semiconductor, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of General Semiconductor, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
Jericho, New York
February 7, 2001

                          GENERAL SEMICONDUCTOR, INC.

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT STOCK PAR VALUE)

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  2000            1999
                                                              ------------    ------------
                                          ASSETS
Current Assets:
Cash and cash equivalents...................................    $  4,913        $  2,586
Accounts receivable, less allowance for doubtful accounts of
  $1,014 and
  $1,091, respectively......................................      66,246          63,246
Inventories.................................................      53,698          43,480
Prepaid expenses and other current assets...................      13,803          14,359
Deferred income taxes.......................................      11,348          10,130
                                                                --------        --------
         Total current assets...............................     150,008         133,801
Property, plant and equipment -- net........................     244,889         231,217
Excess of cost over fair value of net assets acquired, less
  accumulated
  amortization of $54,212 and $49,071, respectively.........     152,468         157,609
Deferred income taxes.......................................      26,485          29,894
Intangibles and other assets, less accumulated amortization
  of $16,326 and
  $13,083, respectively.....................................      21,439          23,794
                                                                --------        --------
TOTAL ASSETS................................................    $595,289        $576,315
                                                                ========        ========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable............................................    $ 41,709        $ 34,380
Accrued expenses............................................      57,026          34,700
Deferred income taxes.......................................       1,142              --
                                                                --------        --------
         Total current liabilities..........................      99,877          69,080
Long-term debt..............................................     216,500         276,500
Deferred income taxes.......................................      26,508          28,608
Other non-current liabilities...............................      64,729          70,745
                                                                --------        --------
         Total liabilities..................................     407,614         444,933
                                                                --------        --------
Commitments and Contingencies
Stockholders' Equity:
Preferred Stock, $0.01 par value; 20,000 shares authorized;
  no shares issued..........................................          --              --
Common Stock, $0.01 par value; 400,000 shares authorized;
  37,829 and
  37,069 shares issued, respectively........................         378             371
Additional paid-in capital..................................      11,697           2,151
Retained earnings...........................................     182,971         136,231
                                                                --------        --------
                                                                 195,046         138,753
Less -- Treasury stock, at cost, 104 shares.................      (7,371)         (7,371)
                                                                --------        --------
         Total stockholders' equity.........................     187,675         131,382
                                                                --------        --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................    $595,289        $576,315
                                                                ========        ========

                See notes to consolidated financial statements.

                          GENERAL SEMICONDUCTOR, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               2000        1999        1998
                                                             --------    --------    --------
NET SALES..................................................  $493,721    $417,082    $401,144
  Cost of sales............................................   339,538     302,476     283,582
                                                             --------    --------    --------
GROSS PROFIT...............................................   154,183     114,606     117,562
                                                             --------    --------    --------
  Selling, general and administrative......................    57,047      46,567      46,802
  Research and development.................................     7,785       6,903       6,104
  Amortization of excess of cost over fair value of net
     assets acquired.......................................     5,141       5,142       5,145
  Restructuring............................................        --          --      12,324
                                                             --------    --------    --------
          Total operating costs and expenses...............    69,973      58,612      70,375
                                                             --------    --------    --------
OPERATING INCOME...........................................    84,210      55,994      47,187
Other expense-net..........................................       (83)         (9)        (71)
Interest expense-net.......................................   (18,756)    (23,466)    (20,026)
                                                             --------    --------    --------
INCOME BEFORE INCOME TAXES.................................    65,371      32,519      27,090
Provision for income taxes.................................   (18,631)     (8,130)     (8,556)
                                                             --------    --------    --------
NET INCOME.................................................  $ 46,740    $ 24,389    $ 18,534
                                                             ========    ========    ========
WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic....................................................    37,608      36,832      36,811
  Diluted..................................................    49,562      37,563      36,899
BASIC EARNINGS PER SHARE...................................  $   1.24    $   0.66    $   0.50
                                                             ========    ========    ========
DILUTED EARNINGS PER SHARE.................................  $   1.08    $   0.66    $   0.50
                                                             ========    ========    ========

                See notes to consolidated financial statements.

                          GENERAL SEMICONDUCTOR, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                     COMMON STOCK      ADDITIONAL                                TOTAL
                                                   ----------------     PAID-IN      RETAINED    TREASURY    STOCKHOLDERS'
                                                   SHARES    AMOUNT     CAPITAL      EARNINGS     STOCK         EQUITY
                                                   ------    ------    ----------    --------    --------    -------------
BALANCE, JANUARY 1, 1998.......................    36,887     $369      $    55      $ 93,308    $(7,371)      $ 86,361
Exercise of stock options and related tax
  benefit......................................        38       --          452            --         --            452
Comprehensive income:
  Net income...................................        --       --           --        18,534         --             --
Total comprehensive income.....................                                                                  18,534
                                                   ------     ----      -------      --------    -------       --------
BALANCE, DECEMBER 31, 1998.....................    36,925      369          507       111,842     (7,371)       105,347
Exercise of stock options and related tax
  benefit......................................       144        2        1,644            --         --          1,646
Comprehensive income:
  Net income...................................        --       --           --        24,389         --             --
Total comprehensive income.....................                                                                  24,389
                                                   ------     ----      -------      --------    -------       --------
BALANCE, DECEMBER 31, 1999.....................    37,069      371        2,151       136,231     (7,371)       131,382
Exercise of stock options and related tax
  benefit......................................       760        7        9,546            --         --          9,553
Comprehensive income:
  Net income...................................        --       --           --        46,740         --             --
Total comprehensive income.....................                                                                  46,740
                                                   ------     ----      -------      --------    -------       --------
BALANCE, DECEMBER 31, 2000.....................    37,829     $378      $11,697      $182,971    $(7,371)      $187,675
                                                   ======     ====      =======      ========    =======       ========

                See notes to consolidated financial statements.

                          GENERAL SEMICONDUCTOR, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                2000        1999       1998
                                                              ---------   --------   ---------
OPERATING ACTIVITIES:
  Net income................................................  $  46,740   $ 24,389   $  18,534
  Adjustments to reconcile net income to net cash provided
     by continuing operating activities:
     Depreciation and amortization..........................     29,961     27,806      24,982
     Asset write-off in conjunction with restructuring......         --         --       3,865
     Deferred income taxes..................................      1,233     10,308      (2,662)
     Changes in assets and liabilities
       Accounts receivable..................................     (3,000)    (3,603)     (5,565)
       Inventories..........................................    (10,218)    (3,966)     (5,204)
       Prepaid expenses and other current assets............     (1,960)     2,683      (2,694)
       Other non-current assets.............................       (222)       800         (24)
       Accounts payable and accrued expenses................     33,170    (12,215)      5,151
       Other non-current liabilities........................     (6,016)    (3,538)     (3,193)
     Other..................................................       (358)      (824)       (689)
                                                              ---------   --------   ---------
Net cash provided by continuing operating activities........     89,330     41,840      32,501
                                                              ---------   --------   ---------
Cash used in discontinued operations........................         --         --     (25,177)
                                                              ---------   --------   ---------
INVESTING ACTIVITIES:
  Expenditures for property, plant and equipment............    (34,887)   (27,328)    (26,898)
                                                              ---------   --------   ---------
Net cash used in investing activities.......................    (34,887)   (27,328)    (26,898)
                                                              ---------   --------   ---------
FINANCING ACTIVITIES:
  Issuance of subordinated convertible notes................         --    172,500          --
  Net proceeds from (repayments of) revolving credit
     facilities.............................................    (60,000)  (182,000)     64,000
  Deferred financing fees...................................       (668)    (7,131)       (742)
  Proceeds from exercise of stock options...................      8,552      1,480         423
  Principal repayment of debt...............................         --         --     (46,074)
                                                              ---------   --------   ---------
Net cash (used in) provided by financing activities.........    (52,116)   (15,151)     17,607
                                                              ---------   --------   ---------
Increase (decrease) in cash and cash equivalents............      2,327       (639)     (1,967)
Cash and cash equivalents, beginning of year................      2,586      3,225       5,192
                                                              ---------   --------   ---------
Cash and cash equivalents, end of year......................  $   4,913   $  2,586   $   3,225
                                                              =========   ========   =========

SUPPLEMENTAL CASH FLOW INFORMATION, RELATING TO CONTINUING AND DISCONTINUED OPERATIONS:
  Income taxes paid.........................................  $   9,530   $  6,023   $   9,776
  Interest paid.............................................  $  18,166   $ 24,183   $  19,677

                See notes to consolidated financial statements.

                          GENERAL SEMICONDUCTOR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   (ALL AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA, UNLESS OTHERWISE NOTED)

1.  DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

     General Semiconductor, Inc. ("General Semiconductor" or the "Company") is a market leader in the design, manufacture and distribution of a broad array of power management products including low-to medium-power rectifiers, transient voltage suppressors ("TVS"), small signal transistors, diodes and MOSFETs. Power rectifiers, small signal devices, TVS products and MOSFETs are semiconductors that are essential components of most electronic devices and systems. Rectifiers convert alternating current (AC) into direct current (DC) which can be utilized by electronic equipment. TVS devices provide protection from electrical surges, ranging from electrostatic discharge to induced lightning. Small signal devices amplify or switch low level currents. MOSFETs are devices that switch and/or amplify current. The Company's products are primarily targeted for use in the computer, automotive, telecommunications, lighting and consumer electronics industries and are sold primarily to original equipment manufacturers, electronic distributors and contract equipment manufacturers.

     General Instrument Corporation ("GI") (i) transferred all the assets and liabilities relating to the manufacture and sale of broadband communications products used in the cable television, satellite, and telecommunications industries and all rights to the related GI trademarks to its wholly-owned subsidiary NextLevel Systems, Inc. ("NextLevel"), and all the assets and liabilities relating to the manufacture and sale of coaxial, fiber optic and other electric cable used in the cable television, satellite and other industries to its wholly-owned subsidiary CommScope, Inc. ("CommScope") and (ii) distributed all of the outstanding shares of capital stock of each of NextLevel and CommScope to its stockholders on a pro rata basis as a dividend (the "Distribution") in a transaction that was finalized on July 28, 1997 (the "Distribution Date"). On the Distribution Date, NextLevel and CommScope began operating as independent entities with publicly traded common stock. GI retained no ownership interest in either NextLevel or CommScope. Concurrent with the Distribution, GI changed its name to General Semiconductor, Inc. and effected a one for four reverse stock split. On February 2, 1998 NextLevel changed its name to General Instrument Corporation ("General Instrument"). General Instrument was acquired by Motorola Inc. in January 2000.

     The cash flows of the businesses transferred to General Instrument and CommScope (the "Discontinued Operations"), have been reported through the Distribution Date as "Cash used in discontinued operations". For the purpose of governing certain of the ongoing relationships among General Semiconductor, General Instrument and CommScope after the Distribution, these entities entered into various agreements that provided for an orderly transition, the separation and distribution of the operating assets and liabilities and pension plan assets and liabilities of GI, as well as tax sharing, and other matters.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation. The accompanying consolidated financial statements include the accounts of General Semiconductor and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

     Use of Estimates. The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates.

     Cash Equivalents. The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

     Inventories. Inventories are stated at the lower of cost, determined on a first-in, first-out ("FIFO") basis, or market.

                          GENERAL SEMICONDUCTOR, INC.

     Property, Plant and Equipment. Property, plant and equipment are stated at cost. Provisions for depreciation are based on estimated useful lives of the assets using the straight-line method. Useful lives are 12 to 40 years for buildings and improvements; estimated useful lives or lease terms, whichever is shorter, for leasehold improvements and 3 to 10 years for machinery and equipment. The cost of maintenance and repairs is charged to operations as incurred.

     Intangible Assets. Intangible assets consist primarily of patents which are amortized on a straight-line basis over their useful lives not exceeding 20 years.

     Excess of Cost Over Fair Value of Net Assets Acquired. The excess of cost over fair value of net assets acquired is being amortized on a straight-line basis over 40 years. Whenever events or changes in circumstances create concerns related to recoverability, management evaluates the appropriateness of both the carrying values and remaining useful lives of the excess of cost over fair value of net assets acquired based on forecasted operating cash flows, on an undiscounted basis, and other factors.

     Long-Lived Assets. The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying values of such assets may not be recoverable. The Company evaluates the carrying values of such assets using future undiscounted cash flows.

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

     Recent Accounting Pronouncements. In 1998 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" which was subsequently amended by SFAS Nos. 137 and 138 (collectively "SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts, and hedging activities and requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company will adopt SFAS 133 effective January 1, 2001. Management does not expect the adoption of SFAS 133 to have a significant impact on the financial position, results of operations or cash flows of the Company.

     Reclassifications. Certain prior year amounts have been reclassified to conform to the current year presentation.

                          GENERAL SEMICONDUCTOR, INC.

3.  INVENTORIES

     Inventories consist of:

                                                     DECEMBER 31,    DECEMBER 31,
                                                         2000            1999
                                                     ------------    ------------
Raw materials......................................    $ 7,585         $ 5,657
Work in process....................................     15,388          13,739
Finished goods.....................................     30,725          24,084
                                                       -------         -------
Total..............................................    $53,698         $43,480
                                                       =======         =======

4.  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of:

                                                     DECEMBER 31,    DECEMBER 31,
                                                         2000            1999
                                                     ------------    ------------
Land and land improvements.........................   $  76,317       $  76,317
Buildings, improvements and leasehold
  improvements.....................................      72,130          69,085
Machinery and equipment............................     274,304         248,809
                                                      ---------       ---------
                                                        422,751         394,211
Accumulated depreciation...........................    (177,862)       (162,994)
                                                      ---------       ---------
Property, plant and equipment, net.................   $ 244,889       $ 231,217
                                                      =========       =========

     Depreciation expense aggregated $21.6 million, $20.7 million and $18.0 million for 2000, 1999 and 1998, respectively.

5.  ACCRUED EXPENSES

     Accrued expenses consist of:

                                                     DECEMBER 31,    DECEMBER 31,
                                                         2000            1999
                                                     ------------    ------------
Salaries and compensation liabilities..............    $25,650         $13,012
Benefit plan liabilities...........................      8,706           6,923
Income taxes payable...............................      8,220              --
Other..............................................     14,450          14,765
                                                       -------         -------
Total..............................................    $57,026         $34,700
                                                       =======         =======

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

                          GENERAL SEMICONDUCTOR, INC.

     A summary of the restructuring reserve is:

                                                  YEAR ENDED DECEMBER 31,
                                             ---------------------------------
                                              2000         1999         1998
                                             -------      -------      -------
Restructuring reserve:
Balance, beginning of period...............  $ 1,375      $ 7,809      $    --
  Provision (benefit)......................      (86)          --       12,324
  Asset impairment write-offs..............     (280)          --       (3,858)
  Severance and early retirement costs.....   (1,009)      (6,230)        (605)
  Other costs..............................       --         (204)         (52)
                                             -------      -------      -------
Balance, end of period.....................  $    --      $ 1,375      $ 7,809
                                             =======      =======      =======

     In 2000, the unused restructuring liabilities of $0.1 million were reversed against selling, general and administrative expenses.

6.  OTHER NON-CURRENT LIABILITIES

     Other non-current liabilities consist of:

                                                     DECEMBER 31,    DECEMBER 31,
                                                         2000            1999
                                                     ------------    ------------
Environmental liabilities..........................    $25,400         $27,723
Benefit plan liabilities...........................     33,835          35,682
Other..............................................      5,494           7,340
                                                       -------         -------
Total..............................................    $64,729         $70,745
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

                          GENERAL SEMICONDUCTOR, INC.

     The domestic and foreign components of income before income taxes is:

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                         2000       1999       1998
                                                        -------    -------    -------
Domestic..............................................  $14,333    $ 7,365    $ 8,141
Foreign...............................................   51,038     25,154     18,949
                                                        -------    -------    -------
Total.................................................  $65,371    $32,519    $27,090
                                                        =======    =======    =======

     The components of the provision for income taxes are as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                         -----------------------------
                                                          2000       1999       1998
                                                         -------    -------    -------
Current:
Federal................................................  $ 6,156    $(4,131)   $ 3,848
Foreign................................................   10,737      2,329      6,539
State..................................................      505       (376)       831
                                                         -------    -------    -------
                                                          17,398     (2,178)    11,218
                                                         -------    -------    -------
Deferred:
Federal................................................      866      7,571        (11)
Foreign................................................      276      1,950     (2,478)
State..................................................       91        787       (173)
                                                         -------    -------    -------
                                                           1,233     10,308     (2,662)
                                                         -------    -------    -------
Provision for income taxes.............................  $18,631    $ 8,130    $ 8,556
                                                         =======    =======    =======

     The following table presents the principal reasons for the difference between the actual income tax provision and the tax provision computed by applying the U.S. federal statutory income tax rate to income before income taxes:

                                                            YEAR ENDED DECEMBER 31,
                                                         -----------------------------
                                                          2000       1999       1998
                                                         -------    -------    -------
Federal income tax provision at 35%....................  $22,880    $11,382    $ 9,482
State income taxes, net of federal benefit.............      507        267        428
Foreign operations.....................................   (7,518)    (4,578)    (2,166)
Non-deductible expenses................................    2,762      1,059      1,945
Other-net..............................................       --         --     (1,133)
                                                         -------    -------    -------
Provision for income taxes.............................  $18,631    $ 8,130    $ 8,556
                                                         =======    =======    =======
Effective income tax rate..............................     28.5%      25.0%      31.6%

     Income taxes related to foreign operations in 2000, 1999 and 1998 reflect the Company's ability to recognize the benefit of foreign tax credits.

                          GENERAL SEMICONDUCTOR, INC.

     Deferred income taxes recorded in the accompanying consolidated balance sheets are comprised of:

                                               DECEMBER 31, 2000                 DECEMBER 31, 1999
                                        -------------------------------   -------------------------------
                                         ASSET     LIABILITY     NET       ASSET     LIABILITY     NET
                                        --------   ---------   --------   --------   ---------   --------
Current Deferred Income Taxes:
Accounts receivable and inventory
  reserves............................  $  3,903    $ 1,138    $  2,765   $  2,911    $    --    $  2,911
Product and warranty liabilities......       101         --         101        156         --         156
Employee benefits.....................     4,641         --       4,641      2,283         --       2,283
Other current.........................     2,703          4       2,699      4,780         --       4,780
                                        --------    -------    --------   --------    -------    --------
                                        $ 11,348    $ 1,142    $ 10,206   $ 10,130    $    --    $ 10,130
                                        ========    =======    ========   ========    =======    ========
Non-Current Deferred Income Taxes:
Domestic capital loss carryforwards...  $ 17,518    $    --    $ 17,518   $ 17,518    $    --    $ 17,518
Fixed and intangible assets...........    (4,658)     1,378      (6,036)    (6,253)        --      (6,253)
Environmental liabilities.............     9,652         --       9,652     10,535         --      10,535
Employee benefits.....................    11,353         --      11,353     12,234         --      12,234
Other non-current.....................    12,397     25,130     (12,733)    15,637     28,608     (12,971)
Valuation allowance...................   (19,777)        --     (19,777)   (19,777)        --     (19,777)
                                        --------    -------    --------   --------    -------    --------
                                        $ 26,485    $26,508    $    (23)  $ 29,894    $28,608    $  1,286
                                        ========    =======    ========   ========    =======    ========

     Deferred taxes have not been provided on undistributed earnings of certain foreign operations of $29.8 million and $18.6 million in 2000 and 1999, respectively, as those earnings are considered to be permanently reinvested. Determining the tax liability that would arise if these amounts were remitted is not practicable.

     The valuation allowance at December 31, 2000 and 1999 relates principally to domestic capital loss carryforwards, which expire in 2002. The valuation allowance will be reduced when and if the Company generates domestic capital gains.

8.  LONG-TERM DEBT

     Long-term debt consists of:

                                                     DECEMBER 31,    DECEMBER 31,
                                                         2000            1999
                                                     ------------    ------------
Subordinated debt:
  Convertible Notes................................    $172,500        $172,500
Senior bank indebtedness:
  Revolving credit facility........................      44,000         104,000
                                                       --------        --------
          Total....................................    $216,500        $276,500
                                                       ========        ========

     In December 1999, the Company issued $172.5 million principal amount of 5.75% convertible subordinated notes (the "Convertible Notes") due December 15, 2006. Interest on the Convertible Notes is payable semi-annually on June 15 and December 15 of each year, commencing in June 2000. The Convertible Notes are convertible into approximately 11.1 million shares of the Company's common stock, at the option of the holder, at a conversion price of $15.55 per share. The Convertible Notes are redeemable at the Company's option, in whole or in part, at any time on or after December 15, 2002 at a premium of 103.286% of par value declining annually to 100.821% at December 15, 2005 and thereafter. The Convertible Notes are subordinated to the Company's existing and future senior indebtedness ($44.0 million at December 31, 2000) and to certain existing

                          GENERAL SEMICONDUCTOR, INC.

and future trade payables and other liabilities of certain of its subsidiaries (approximately $92.9 million at December 31, 2000). The holders of the Convertible Notes may require the Company to repurchase the notes at par value, plus interest and liquidated damages, if any, upon a change in control of the Company. Proceeds from the Convertible Notes were used to repay outstanding indebtedness under the Company's credit facility described below.

     In July 1997, the Company entered into a bank credit agreement, which was amended in December 1998 and in June 1999 (as amended, the "Credit Agreement") which provide for a $350.0 million secured revolving credit facility that matures on December 31, 2002. In December 1999, the commitment amount under the Credit Agreement was permanently reduced by $86.3 million (50% of the gross proceeds from issuance of the Convertible Notes) to $263.8 million. The Credit Agreement requires the Company to pay a facility fee on the total commitment. The Credit Agreement permits the Company to choose between two interest rate options: the Adjusted Base Rate (as defined in the Credit Agreement), or a Eurodollar rate (LIBOR) plus a margin which varies based on the Company's ratio of indebtedness to earnings before interest, taxes, depreciation and amortization, as defined in the Credit Agreement. The facility fee also varies based on that ratio. The Company is also able to set interest rates through a competitive bid procedure. The Credit Agreement contains financial and operating covenants, including limitations on guarantee obligations, liens, sale of assets, indebtedness, investments, capital expenditures, payment of dividends and leases, and requires the maintenance of certain financial ratios. In addition, certain changes in control of the Company would cause an event of default under the Credit Agreement. The December 1998 and June 1999 amendments revised certain covenant compliance calculations to provide the Company with greater flexibility. As required by the Credit Agreement, the Company entered into a Guarantee and Collateral Agreement in August 1999 under which substantially all of the domestic assets and a portion of the capital stock of its foreign subsidiaries were pledged as security to the lenders. At December 31, 2000 and 1999 the Company was in compliance with all such amended covenants.

     The weighted average interest rate on the Company's long-term debt at December 31, 2000 and 1999 was 6.0% and 7.0%, respectively.

9.  COMMITMENTS AND CONTINGENCIES

     The Company leases office space, manufacturing facilities and transportation and other equipment under operating leases which expire at various dates through the year 2006. Rent expense was $4.5 million, $5.5 million and $5.4 million in 2000, 1999 and 1998, respectively.

     Future minimum lease payments required under operating leases as of December 31, 2000 are:

2001......................................................    $3,445
2002......................................................     2,477
2003......................................................     1,800
2004......................................................       710
2005......................................................       511
Thereafter................................................        59

     The Company has approximately $11.0 million in letters of credit outstanding at December 31, 2000.

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

                          GENERAL SEMICONDUCTOR, INC.

The Company is presently engaged in the remediation of seven sites relating to discontinued operations in five states, and is a "potentially responsible party" at five hazardous waste sites in four states.

     The Company has engaged independent consultants to assist management in evaluating potential liabilities related to environmental matters. Management assesses the input from these independent consultants along with other information known to the Company in its effort to continually monitor these potential liabilities. Management assesses its environmental exposure on a site-by-site basis, including those sites where the Company has been named as a "potentially responsible party". Such assessments include the Company's share of remediation costs, information known to the Company concerning the size of the hazardous waste sites, their years of operation and the number of past users and their financial viability. The Company has a reserve recorded for environmental matters of $27.9 million at December 31, 2000 ($30.2 million at December 31,
1999). While the ultimate outcome of these matters cannot be determined, management does not believe that the final disposition of these matters will have a material adverse effect on the Company's financial position, results of operations or cash flows beyond the amounts previously provided for in the financial statements.

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

     In connection with the spin-off in 1997, NextLevel Systems, Inc. (which subsequently changed its name to General Instrument Corporation ("GI") and was acquired by Motorola Inc. in January 2000) agreed to indemnify us with respect to certain legal proceedings relating to the business transferred to NextLevel Systems, Inc., including the obligations, if any, arising out of or relating to the two securities litigations described below. Therefore, we are of the opinion that the resolution of these matters will not have an effect on our consolidated financial position, results of operations or cash flows.

     A securities class action is presently pending in the United States District Court for the Northern District of Illinois, Eastern Division, In Re General Instrument Corporation Securities Litigation. This action, which consolidates numerous class action complaints filed in various courts between October 10 and October 27, 1995, is brought by plaintiffs, on their own behalf and as representatives of a class of purchasers of GI Common Stock during the period March 21, 1995 through October 18, 1995. The complaint alleges that, prior to the spin-off, GI and certain of its officers and directors, as well as Forstmann Little & Co. and certain related entities, violated the federal securities laws, namely, Sections 10(b) and 20(a) of the Exchange Act, by allegedly making false and misleading statements and failing to disclose material facts about GI's planned shipments in 1995 of its CFT 2200 and DigiCipher II products. On November 21, 2000, the Court dismissed a derivative action brought on behalf of General Instrument Corporation under the same caption.

     Also included under the same caption is an action entitled BKP Partners, L.P. v. General Instrument Corp., brought in February 1996 by certain holders of preferred stock of Next Level Communications, which was merged into a subsidiary of General Instrument Corporation in September 1995. The action was originally filed in the Northern District of California and was later transferred for pretrial purposes to the Northern District of Illinois. The plaintiffs allege that the defendants violated federal securities laws by making misrepresentations and omissions and breached fiduciary duties to Next Level in connection with the acquisition of Next Level by General Instrument Corporation. Plaintiff's complaints, seek, among other things, unspecified damages and attorneys' fees and costs.

                          GENERAL SEMICONDUCTOR, INC.

     Plaintiffs have moved to transfer the class action for trial with the Eastern District of Pennsylvania and to send the BKP Partners case back to the Northern District of California for trial. That motion is pending before the panel on Multidistrict Litigation.

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

     Net periodic pension cost consists of:

                                                         YEAR ENDED DECEMBER 31
                                    -----------------------------------------------------------------
                                           2000                   1999                   1998
                                    -------------------    -------------------    -------------------
                                    DOMESTIC    FOREIGN    DOMESTIC    FOREIGN    DOMESTIC    FOREIGN
                                    --------    -------    --------    -------    --------    -------
Service cost......................  $   549     $2,705     $   577     $2,616     $   482     $2,513
Interest..........................    5,064      3,555       5,176      3,285       5,209      3,040
Expected return on plan assets....   (6,605)    (1,085)     (6,324)      (949)     (5,979)      (853)
Transition (asset) obligation.....       --        168          --        165          --        160
Amortization of prior service
  costs...........................      (12)        --         (12)        --         (12)        --
Recognized actuarial loss.........       10        401          50        455         198        522
                                    -------     ------     -------     ------     -------     ------
Net periodic pension cost
  (income)........................  $  (994)    $5,744     $  (533)    $5,572     $  (102)    $5,382
                                    =======     ======     =======     ======     =======     ======

                          GENERAL SEMICONDUCTOR, INC.

     The status of the Company's continuing pension plans and the related amounts recorded in the accompanying consolidated balance sheets are:

                                                     DECEMBER 31, 2000       DECEMBER 31, 1999
                                                    --------------------    --------------------
                                                    DOMESTIC    FOREIGN     DOMESTIC    FOREIGN
                                                    --------    --------    --------    --------
Change in Benefit Obligation
  Benefit obligation at beginning of year.........  $71,660     $ 53,045    $80,285     $ 50,587
     Service cost.................................      549        2,705        577        2,616
     Interest cost................................    5,064        3,555      5,176        3,285
     Actuarial (gain) or loss.....................   (3,914)       4,194     (5,974)        (825)
     Impact of foreign exchange...................       --       (3,238)        --         (121)
     Benefits paid................................   (4,595)        (900)    (9,244)      (2,497)
     Curtailment loss.............................       --           --        840           --
                                                    -------     --------    -------     --------
  Benefit obligation at end of year...............   68,764       59,361     71,660       53,045
                                                    -------     --------    -------     --------
Change in Plan Assets
  Fair value of plan assets at beginning of
     year.........................................   81,792       13,820     85,905       12,308
     Actual return on plan assets, net of
       expenses...................................   (1,923)       1,101      5,112          782
     Employer contributions.......................       --        3,076         19        3,000
     Impact of foreign exchange...................       --         (783)        --          227
     Benefits paid................................   (4,595)        (900)    (9,244)      (2,497)
                                                    -------     --------    -------     --------
  Fair value of plan assets at end of year........   75,274       16,314     81,792       13,820
                                                    -------     --------    -------     --------
Reconciliation of the Funded Status
     Funded status................................    6,510      (43,047)    10,132      (39,225)
     Unrecognized transition (asset) or
       obligation.................................       --        1,088         --        1,325
     Unrecognized prior service cost..............      (42)          --        (54)          --
     Unrecognized actuarial (gain) or loss........   (3,773)      13,552     (8,377)      10,460
                                                    -------     --------    -------     --------
  Asset (liability) recognized at year-end........  $ 2,695     $(28,407)   $ 1,701     $(27,440)
                                                    =======     ========    =======     ========
Actuarial assumptions:
     Discount rate................................    7.75%        6.50%      7.75%        6.75%
     Investment return............................    9.00%        6.75%      9.00%        7.00%
     Compensation increases.......................    4.75%        6.00%      4.75%        6.00%

     The domestic pension plans consist principally of a qualified retirement plan which has satisfied the full funding limitation requirements under the Employee Retirement Income Security Act of 1974 ("ERISA"). The Company made no contributions to the plan in 2000, 1999 or 1998. Domestic plan assets consist of fixed income and equity securities. The Company also has an unfunded supplemental retirement plan for certain members of management. Net pension cost and accrued pension obligations for this plan are included in the amounts above.

     The foreign pension plans consist principally of a Taiwan and a German pension plan which are funded in accordance with statutory requirements. Foreign plan assets principally consist of fixed income securities.

     Defined Contribution Plans. The Company maintains defined contribution plans covering all domestic non-union employees and employees in Ireland and France. Company contributions were $0.5 million, $0.4 million and $0.7 million in 2000, 1999 and 1998, respectively.

     Postretirement Benefits other than Pensions. The Company maintains an unfunded contributory group medical plan (the "Plan") for all full-time U.S. employees not covered by a collective bargaining agreement who

                          GENERAL SEMICONDUCTOR, INC.

meet defined age and service requirements. The Company recognizes the cost of providing and maintaining postretirement benefits during employees' active service periods. The Plan is the primary provider of benefits for retirees up to age 65. After age 65, Medicare becomes the primary provider. Net periodic postretirement benefit cost consists of:

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                               2000     1999      1998
                                                              ------   -------   ------
Service cost................................................  $ 118    $  141    $  91
Interest....................................................    963       965      918
Amortization of prior service costs.........................   (194)     (194)    (383)
Recognized actuarial loss...................................     69       184      135
                                                              -----    ------    -----
Net periodic postretirement benefit cost....................  $ 956    $1,096    $ 761
                                                              =====    ======    =====

     The status of the Plan and the related amounts recorded in the accompanying consolidated balance sheets are:

                                                             DECEMBER 31,    DECEMBER 31,
                                                                 2000            1999
                                                             ------------    ------------
Change in Benefit Obligation
  Benefit obligation at beginning of year..................    $ 13,434        $ 13,927
     Service cost..........................................         118             141
     Interest cost.........................................         963             965
     Plan amendments.......................................          --           1,879
     Actuarial (gain) or loss..............................        (306)         (2,050)
     Retiree contributions.................................         313             269
     Benefits paid.........................................      (1,664)         (1,697)
                                                               --------        --------
  Benefit obligation at end of year........................      12,858          13,434
                                                               --------        --------
Change in Plan Assets
  Fair value of plan assets at beginning of year...........          --              --
     Employer contributions................................       1,351           1,429
     Retiree contributions.................................         313             268
     Benefits paid.........................................      (1,664)         (1,697)
                                                               --------        --------
  Fair value of plan assets at end of year.................          --              --
                                                               --------        --------
Reconciliation of the Funded Status
     Funded status.........................................     (12,858)        (13,434)
     Unrecognized prior service cost.......................      (2,568)         (2,762)
     Unrecognized actuarial (gain) or loss.................       2,345           2,719
                                                               --------        --------
  Accrued benefit liability at year end....................    $(13,081)       $(13,477)
                                                               ========        ========
Actuarial assumptions:
     Discount rate.........................................        7.75%           7.75%
     Expected return on plan assets........................         N/A             N/A

     The assumed rate of future increases in health care costs for 2000 and 1999 was 9.0% and 10.0%, respectively, for pre-age 65 retirees, and 7.0% and 8.0%, respectively, for post-age 65 retirees, and is expected to decline to 6.0% by the year 2005 for pre-age 65 retirees and by the year 2003 for post-age 65 retirees, respectively. Under the Plan, the actuarially determined effect of a one percentage point increase in the assumed

                          GENERAL SEMICONDUCTOR, INC.

health care cost trend rate on annual net periodic benefit cost and the benefit obligation would be $1.1 million for each 2000 and 1999.

     Postemployment Benefits other than Pensions. The postemployment benefits obligation relates principally to medical costs for former employees on long-term disability. As of December 31, 2000 and 1999 $0.7 million and $0.6 million, respectively, was accrued for postemployment benefits.

11.  STOCKHOLDERS' EQUITY

     Stock Option Plan. Following the Distribution, the Company continued in effect the 1993 Long-Term Incentive Plan, renamed the Amended and Restated General Semiconductor, Inc. 1993 Long-Term Incentive Plan (the "1993 LTIP"). Stock options granted generally vest ratably over a three year period beginning on the first anniversary from the date granted, expire after ten years and have exercise prices equal to the market value of the Company's Common Stock at the date of grant.

     In May 1998, the stockholders of the Company approved the adoption of the General Semiconductor, Inc. 1998 Long-Term Incentive Plan (the "1998 LTIP") which provides for the granting of stock options, stock appreciation rights, restricted stock, performance units, performance shares and phantom stock to employees of the Company and its subsidiaries and the granting of stock options to directors of the Company. On February 7, 2001 the 1998 LTIP was amended to provide that each non-employee Director will receive a grant of non-qualified stock options in October of each year rather than on every third anniversary of his or her election to the board. The 1998 LTIP replaces the Company's 1993 LTIP. No further awards or options were granted pursuant to the 1993 LTIP. All shares available for future grant under the 1993 LTIP and those shares in respect of options or awards granted or issued pursuant to the 1993 LTIP which are subsequently forfeited, expired or otherwise terminate without having been exercised will be added to the number of shares available for grant under the 1998 LTIP.

     The following table summarizes stock option activity relating to the Company's 1993 LTIP and 1998 LTIP (collectively, the "LTIP Plans"):

                                                        NUMBER      WEIGHTED-
                                                          OF         AVERAGE
                                                        SHARES    EXERCISE PRICE
                                                        ------    --------------
Options outstanding at January 1, 1998................  3,016         $11.98
Granted...............................................  1,715           8.96
Exercised.............................................    (38)         11.28
Cancelled.............................................    (69)         12.03
                                                        -----
Options outstanding at December 31, 1998..............  4,624         $10.86
Granted...............................................  1,347           8.65
Exercised.............................................   (144)         10.24
Cancelled.............................................   (300)         11.10
                                                        -----
Options outstanding at December 31, 1999..............  5,527         $10.32
Granted...............................................  1,699          11.07
Exercised.............................................   (760)         11.26
Cancelled.............................................   (184)         10.47
                                                        -----
Options outstanding at December 31, 2000..............  6,282         $10.40
                                                        =====

                          GENERAL SEMICONDUCTOR, INC.

     The following table summarizes information about stock options outstanding and exercisable under the Company's LTIP Plans:

                              SHARES UNDER OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                          -----------------------------------------    -------------------------
                             NUMBER        WEIGHTED-                      NUMBER
                          OUTSTANDING       AVERAGE       WEIGHTED-    EXERCISABLE     WEIGHTED-
                               AT          REMAINING       AVERAGE          AT          AVERAGE
RANGE OF                  DECEMBER 31,    CONTRACTUAL     EXERCISE     DECEMBER 31,    EXERCISE
EXERCISE PRICES               2000        TERM (YEARS)      PRICE          2000          PRICE
---------------           ------------    ------------    ---------    ------------    ---------
$1.48 to 8.69.........       2,276            8.0          $ 7.94         1,121         $ 7.72
$8.81 to 12.06........       2,506            8.1          $10.68         1,104         $11.71
$12.38 to 19.44.......       1,500            6.3          $13.67         1,035         $13.06
                             -----                                        -----
                             6,282            7.6          $10.40         3,260         $10.77
                             =====                                        =====

     At December 31, 2000 and 1999 1.4 million shares and 2.7 million shares, respectively, were reserved for future awards under the Company's LTIP Plans. The tax benefits arising from stock options exercised during the years ended December 31, 2000, 1999 and 1998 in the amount of $1.0 million, $0.2 million and $0.1 million, respectively, were recorded in stockholders' equity as additional paid-in capital.

     In addition, under the provisions of the LTIP Plans, the Company issued one thousand shares of Common Stock to certain members of its Board of Directors during the year ended December 31, 1999.

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its LTIP Plans. Since the exercise price of all stock options granted under the LTIP Plans in 2000, 1999 and 1998 was equal to the closing price of the Common Stock on the date of grant, no compensation expense has been recognized. Compensation expense would have been $4.9 million, $4.4 million and $5.4 million in 2000, 1999 and 1998, respectively, had compensation cost for stock options awarded during these years under the Company's stock option agreements been determined based upon the fair value at the grant date consistent with the methodology prescribed under SFAS No. 123, "Accounting for Stock-Based Compensation". The Company's pro forma net income and diluted earnings per share would have been $43.7 million and $1.02 per share, respectively, for 2000, $21.7 million and $0.59 per share, respectively, for 1999 and $15.2 million and $0.41 per share, respectively for 1998. The estimated weighted-average per share fair value of the options granted was $6.19 during 2000, $4.45 during 1999 and $4.18 during 1998, on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                              2000    1999    1998
                                                              ----    ----    ----
Expected life (years).......................................  4.0     4.0      4.0
Risk-free interest rate.....................................  5.84%   6.08%   4.81%
Expected volatility.........................................   68%     62%      54%
Expected dividend yield.....................................    0%      0%       0%

     The pro forma effect on net income and earnings per share for 2000, 1999 and 1998 may not be representative of the pro forma effect in future years because it includes compensation cost on a straight-line basis over the vesting periods of the grants and does not take into consideration the pro forma compensation costs for grants made prior to 1995.

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

                          GENERAL SEMICONDUCTOR, INC.

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

12.  EARNINGS PER SHARE

     Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the applicable periods. In 2000 and 1999, the diluted earnings per share computation is based on net income adjusted for interest and amortization of debt issuance costs related to convertible debt, if dilutive, divided by the weighted-average number of common shares outstanding adjusted for the dilutive effect of stock options and convertible securities. In 1998, the diluted earnings per share computation is based on net income divided by the weighted-average number of common shares outstanding adjusted for the dilutive effect of stock options. The diluted earnings per share calculation assumes the exercise of stock options using the treasury stock method.

     Set forth below are reconciliations of the numerators and denominators of the basic and diluted per share computations for each of the years ended December 31, 2000, 1999 and 1998.

                                                        YEAR ENDED DECEMBER 31, 2000
                                                  -----------------------------------------
                                                    INCOME          SHARES        PER-SHARE
                                                  (NUMERATOR)    (DENOMINATOR)     AMOUNT
                                                  -----------    -------------    ---------
BASIC EPS
Net income......................................    $46,740         37,608          $1.24
                                                                                    =====
EFFECT OF DILUTIVE SECURITIES
  Options.......................................         --            861
  Convertible debt..............................      6,769         11,093
                                                    -------         ------
DILUTED EPS
Net income plus assumed conversions.............    $53,509         49,562          $1.08
                                                    =======         ======          =====

                          GENERAL SEMICONDUCTOR, INC.

                                                        YEAR ENDED DECEMBER 31, 1999
                                                  -----------------------------------------
                                                    INCOME          SHARES        PER-SHARE
                                                  (NUMERATOR)    (DENOMINATOR)     AMOUNT
                                                  -----------    -------------    ---------
BASIC EPS
Net income......................................    $24,389         36,832          $0.66
                                                                                    =====
EFFECT OF DILUTIVE SECURITIES
  Options.......................................         --            218
  Convertible debt..............................        323            513
                                                    -------         ------
DILUTED EPS
Net income plus assumed conversions.............    $24,712         37,563          $0.66
                                                    =======         ======          =====

                                                        YEAR ENDED DECEMBER 31, 1998
                                                  -----------------------------------------
                                                    INCOME          SHARES        PER-SHARE
                                                  (NUMERATOR)    (DENOMINATOR)     AMOUNT
                                                  -----------    -------------    ---------
BASIC EPS
Net income......................................    $18,534         36,811          $0.50
                                                                                    =====
EFFECT OF DILUTIVE SECURITIES
  Options.......................................         --             88
                                                    -------         ------
DILUTED EPS
Net income......................................    $18,534         36,899          $0.50
                                                    =======         ======          =====

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

                          GENERAL SEMICONDUCTOR, INC.

for the applicable foreign currencies occur. Historically, foreign contracts with respect to contractual and other firm commitments and anticipated, but not yet committed, transactions have been short-term in nature. In addition, purchased options have had no intrinsic value at the time of purchase.

     The Company settles foreign exchange contracts generally at maturity and at prevailing market rates. The Company amortizes premiums on purchased options over the life of the contract. The amortization of these premiums during each of the three years in the period ended December 31, 2000 was not significant. As of December 31, 2000 and 1999, the Company had outstanding forward contracts in the amounts of $7.3 million and $10.6 million, respectively, comprised of foreign currencies which were to be sold and $10.5 million and $12.7 million, respectively, comprised of foreign currencies which were to be purchased. All outstanding forward contracts as of December 31, 2000 mature within twelve months.

     As of December 31, 2000 the Company had no purchased option contracts outstanding. As of December 31, 2000 the following forward contracts were outstanding:

FORWARD CONTRACTS:

                                          AVERAGE         US DOLLAR (000'S)     US DOLLAR (000'S)
CURRENCY                                   RATE            PURCHASE/(SELL)          FAIR VALUE
--------                                  -------         ------------------    ------------------
New Taiwan Dollar..................   33.21     NTD/US         $(10,539)               $(32)
Japanese Yen.......................  111.74     JPY/US            6,264                 131
British Pounds.....................    1.47     US/BPS            1,029                 (15)

     As of December 31, 1999 the Company had no purchase option contracts outstanding. As of December 31, 1999 the following forward contracts were outstanding:

FORWARD CONTRACTS:

                                         AVERAGE        US DOLLAR (000'S)     US DOLLAR (000'S)
CURRENCY                                  RATE           PURCHASE/(SELL)          FAIR VALUE
--------                                 -------        ------------------    ------------------
New Taiwan Dollar..................   31.57   NTD/US         $(12,670)               $116
Japanese Yen.......................  102.66   JPY/US            9,741                 138
British Pounds.....................    1.61   US/BPS              899                 (20)

     Fair values shown above are based on quoted market prices. Deferred gains or losses on the above contracts at December 31, 2000 and 1999 were not significant. Foreign currency transaction gains (losses) included in net income were $(1.2) million, $0.8 million and $1.6 million in 2000, 1999 and 1998, respectively.

     Interest Rate Derivative Instruments. On a selective basis, the Company from time to time enters into interest rate cap or swap agreements to reduce the potential negative impact of increases in interest rates on its outstanding variable-rate debt under the Credit Agreement. The Company recognizes in its results of operations over the term of the contract, as interest expense, the amortization of contract premiums incurred from purchasing interest rate caps. Net payments or receipts resulting from these agreements are recorded as adjustments to interest expense. The effect of interest rate instruments on the Company's results of operations in each of the three years in the period ended December 31, 2000 was not significant. As of December 31, 2000 and 1999, the Company had no interest rate derivative instruments outstanding.

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

                          GENERAL SEMICONDUCTOR, INC.

April 27, 1998 and June 29, 1998 with terms of nine months and six months, respectively. Under the terms of the caps, the Company was paid an amount equal to the excess, if any, of three month LIBOR above 6% multiplied by the notional amounts. The premium paid for the caps was not significant.

     Other Financial Instruments. As of December 31, 2000 and 1999 the carrying value of cash and cash equivalents, trade accounts receivable and trade accounts payable approximates fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount of the Company's senior bank indebtedness approximates fair value because the underlying instruments have variable interest rates that adjust to market on a short-term basis. At December 31, 2000 and 1999 the fair value of the Convertible Notes was approximately $115.6 million and $184.6 million, respectively.

     Concentration of credit risk. The Company's accounts receivable are generated from sales to customers in a variety of end-use markets that are geographically and economically dispersed and payment is generally due within 30 days. Accordingly, the Company does not believe it is subject to any significant concentration of credit risk.

14.  GEOGRAPHIC SEGMENT INFORMATION

     General Semiconductor is engaged in one industry segment, specifically, the design, manufacture and sale of power management semiconductors. The Company manages its business on a geographic basis. Summarized financial information for the Company's reportable geographic segments is presented in the following table. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Net sales by reportable geographic segment reflects the originating source of the unaffiliated sale. Intercompany transfers represent the originating geographic source of the transfer and principally reflect product assembly which is accounted for at cost plus a nominal profit. In determining earnings before provision for income taxes for each geographic segment, sales and purchases between areas have been accounted for on the basis of internal transfer prices set by the Company. Corporate assets consist of patents, the excess of cost over fair value of net assets acquired and deferred financing costs. Long-lived assets in the European and Far East geographic segments are related primarily to Ireland and Taiwan, respectively.

                                 UNITED
                                 STATES     EUROPE    FAR EAST    CHINA    CORPORATE   CONSOLIDATED
                                --------   --------   --------   -------   ---------   ------------
YEAR ENDED DECEMBER 31, 2000:
Net sales(a)..................  $264,221   $147,848   $ 81,652   $    --   $      --     $493,721
Intercompany transfers........   150,858    182,860    169,189    53,413    (556,320)          --
                                --------   --------   --------   -------   ---------     --------
  Net sales...................   415,079    330,708    250,841    53,413    (556,320)     493,721
                                ========   ========   ========   =======   =========     ========
Interest income...............        --         62         48        20          63          193
Interest expense..............        --        208         75        --      18,666       18,949
Depreciation and amortization
  expense.....................    10,910      5,651      9,895     3,505          --       29,961
Income before provision for
  income taxes................    13,682     24,543     20,544     6,602          --       65,371
Provision for income taxes....     6,318      6,120      5,549       644          --       18,631
Long-lived assets.............    97,588     59,404     71,750    29,708     160,346      418,796
Capital expenditures..........  $  2,020   $  9,606   $ 20,349   $ 2,912   $      --     $ 34,887

                          GENERAL SEMICONDUCTOR, INC.

                                UNITED
                                STATES     EUROPE    FAR EAST    CHINA    CORPORATE   CONSOLIDATED
                               --------   --------   --------   -------   ---------   ------------
YEAR ENDED DECEMBER 31, 1999:
Net sales(a).................  $220,602   $130,287   $ 66,193   $    --   $      --     $417,082
Intercompany transfers.......   133,183    143,058    171,609    45,025    (492,875)          --
                               --------   --------   --------   -------   ---------     --------
  Net sales..................   353,785    273,345    237,802    45,025    (492,875)     417,082
                               ========   ========   ========   =======   =========     ========
Interest income..............        --         35         22        12          34          103
Interest expense.............        --        239         46        --      23,284       23,569
Depreciation and amortization
  expense....................     9,580      5,939      8,953     3,334          --       27,806
Income before provision for
  income taxes...............     2,509      7,621     16,255     6,134          --       32,519
Provision for income taxes...     2,507      1,200      4,750      (327)         --        8,130
Long-lived assets............    99,866     55,559     60,090    30,383     166,722      412,620
Capital expenditures.........  $  3,244   $  7,560   $ 12,862   $ 3,662   $      --     $ 27,328

YEAR ENDED DECEMBER 31, 1998:
Net sales(a).................  $225,711   $135,247   $ 40,186   $    --   $      --     $401,144
Intercompany transfers.......   114,833    136,993    170,568    28,956    (451,350)          --
                               --------   --------   --------   -------   ---------     --------
  Net sales..................   340,544    272,240    210,754    28,956    (451,350)     401,144
                               ========   ========   ========   =======   =========     ========
Interest income..............        --         48         26        29         273          376
Interest expense.............        --        297        588        --      19,517       20,402
Depreciation and amortization
  expense....................     8,770      4,654      8,913     2,645          --       24,982
Income before provision for
  income taxes(b)............     6,614      3,802     11,061     5,613          --       27,090
Provision for income taxes...     3,073      3,364      1,989       130          --        8,556
Long-lived assets............    93,691     52,931     57,264    29,049     173,006      405,941
Capital expenditures.........  $  2,731   $ 14,042   $  7,532   $ 2,593   $      --     $ 26,898

---------------
(a) Included in United States net sales are export sales as follows:

                                                 2000       1999       1998
                                               --------   --------   --------
Taiwan.......................................  $ 70,846   $ 62,494   $ 93,380
China........................................    54,009     41,607     32,904
                                               --------   --------   --------
                                               $124,855   $104,101   $126,284
                                               ========   ========   ========

     Net sales, by country, within the European geographic segment are:

                                               2000        1999        1998
                                             --------    --------    --------
France...................................    $ 12,858    $ 12,428    $ 12,993
Germany..................................      62,138      56,405      59,326
Italy....................................      15,137      12,314      14,272
U.K......................................      20,199      17,329      15,315
Other....................................      37,516      31,811      33,341
                                             --------    --------    --------
                                             $147,848    $130,287    $135,247
                                             ========    ========    ========

                          GENERAL SEMICONDUCTOR, INC.

(b) Earnings before provision for income taxes in 1998 includes restructuring charges of $12.3 million ($8.5 million net of tax).

No single customer accounted for more than 10% of the Company's sales during the years ended December 31, 2000, 1999 and 1998.

15.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly data for 2000 and 1999 is as follows:

                                                      QUARTER ENDED 2000
                                      ---------------------------------------------------
                                      MARCH 31    JUNE 30     SEPTEMBER 30    DECEMBER 31
                                      --------    --------    ------------    -----------
Net sales.........................    $114,970    $128,318      $130,521       $119,912
Gross profit......................      34,533      39,508        41,144         38,998
Net income........................       9,534      12,093        13,973         11,140
Earnings per share
  Basic:..........................    $   0.26    $   0.32      $   0.37       $   0.30
  Diluted:........................        0.23        0.28          0.32           0.26

                                                      QUARTER ENDED 1999
                                      ---------------------------------------------------
                                      MARCH 31    JUNE 30     SEPTEMBER 30    DECEMBER 31
                                      --------    --------    ------------    -----------
Net sales.........................    $ 96,961    $101,583      $105,756       $112,782
Gross profit......................      24,484      26,563        28,835         34,724
Net income........................       4,252       5,108         6,208          8,821
Earnings per share
  Basic:..........................    $   0.12    $   0.14      $   0.17       $   0.24
  Diluted:........................        0.12        0.14          0.17           0.23

16.  RELATED PARTY TRANSACTION

     Included within intangibles and other assets at December 31, 2000 is a $0.5 million secured, promissory note due from an officer of the Company. This note, which was issued in connection with the relocation of the officer, bears interest at an annual rate of 6.23% and is subject to voluntary and mandatory prepayment. The outstanding principal and all unpaid interest on the note are due upon maturity of the note on September 1, 2007.

17.  SUBSEQUENT EVENT -- BUSINESS RESTRUCTURING (UNAUDITED)

     On February 8, 2001 the Company announced a restructuring of its operations. Worldwide headcount reductions are planned through a combination of early retirement programs and workforce reductions. A restructuring charge of up to $14.0 million is expected to be taken in the first quarter of 2001.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Identification of Directors:
               The sections captioned "Election of Directors" and "The Board of Directors and Committees of the Board" contained in the Company's 2001 Proxy Statement are hereby incorporated by reference.

     (b) Identification of Executive Officers:
               See Part I of this Form 10-K

     (c) Compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended:
               The section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Company's 2001 Proxy Statement is hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

     Information required by this item is contained in the sections captioned "Compensation of Executive Officers" and "Severance Protection and Other Agreements" in the Company's 2001 Proxy Statement and is incorporated by reference herein. The sections captioned "Report of the Compensation Committee", "Report of the Audit Committee" and "Performance Graph" in the Company's 2001 Proxy Statement are not incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this item is contained in the sections captioned "Security Ownership of Certain Beneficial Owners and Management of the Company" and "Compensation of Executive Officers-Stock Options" in the Company's 2001 Proxy Statement and is incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this item is contained in the section captioned "Certain Related Party Transactions" in the Company's 2001 Proxy Statement and is incorporated by reference herein.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Documents filed as part of this report

        1.  Financial Statements

            Independent Auditors' Report

            Consolidated Financial Statements:

                  Consolidated Balance Sheets -- as of December 31, 2000 and
                  1999

                  Consolidated Statements of Income -- Years ended December 31, 2000, 1999 and 1998

                  Consolidated Statements of Stockholders' Equity -- Years ended December 31, 2000, 1999 and 1998

                  Consolidated Statements of Cash Flows -- Years ended December 31, 2000, 1999 and 1998

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

     (b) Reports on Form 8-K

             The Company filed a Form 8-K with the SEC, dated October 26, 2000 to report under Item 5 of that Form that a press release was issued on October 26, 2000 announcing earnings for the three and nine months ended September 30, 2000. A copy of the press release was filed as an exhibit to the Form 8-K.

             The Company filed a Form 8-K with the SEC, dated December 13, 2000 to report under Item 9 of that Form that a press release was issued on December 13, 2000 announcing updated earnings estimates for the year ended December 31, 2000. A copy of the press release was filed as an exhibit to the Form 8-K.

     (c) Item 601 Exhibits

EXHIBITS
--------
 2.1      Agreement of Merger, dated as of July 25, 1997, between
          General Instrument Corporation and General Instrument
          Corporation of Delaware. (Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the
          period ended June 30, 1997 (File No. 1-5442)).
 3.1      Restated Certificate of Incorporation of General
          Semiconductor, Inc. (including Certificate of Designation,
          Preferences and Rights of Series A Junior Participating
          Preferred Stock). (Incorporated herein by reference from the
          Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1998 (File No. 1-5442)).
 3.2      Amended and Restated By-Laws of General Semiconductor, Inc.
          (Incorporated herein by reference from the Company's Annual
          Report on Form 10-K/A for the fiscal year ended December 31,
          1998 (File No. 1-5442)).
 4.1      Rights Agreement, dated January 6, 1997, between General
          Semiconductor, Inc. and ChaseMellon Shareholder Services,
          LLC. (Incorporated herein by reference from the Registration
          Statement on Form 8-A filed January 10, 1997 (File No.
          1-5442)).
 4.2      Amendment No. 1 to the Rights Agreement, dated as of March
          10, 1999, between General Semiconductor, Inc. and
          ChaseMellon Shareholder Services, LLC. (Incorporated herein by reference from the Amendment to the Registration
          Statement on Form 8-A/A filed March 16, 1999 (File No.
          1-5442)).
10.1      Employee Benefits Allocation Agreement, dated as of July 25,
          1997, among NextLevel Systems, Inc., CommScope, Inc. and
          General Semiconductor, Inc. (Incorporated herein by
          reference from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997 (File No. 1-5442)).
10.2      Debt and Cash Allocation Agreement, dated as of July 25,
          1997, among NextLevel Systems, Inc., CommScope, Inc. and
          General Semiconductor, Inc. (Incorporated herein by
          reference from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997 (File No. 1-5442)).
10.3      Insurance Agreement, dated as of July 25, 1997, among
          NextLevel Systems, Inc., CommScope, Inc. and General
          Semiconductor, Inc. (Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997 (File No. 1-5442)).
10.4      Tax Sharing Agreement, dated as of July 25, 1997, among
          NextLevel Systems, Inc., CommScope, Inc. and General
          Semiconductor, Inc. (Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997 (File No. 1-5442)).
10.5      Trademark License Agreement, dated as of July 25, 1997,
          among NextLevel Systems, Inc., CommScope, Inc. and General
          Semiconductor, Inc. (Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997 (File No. 1-5442)).
10.6      Transition Services Agreement, dated as of July 25, 1997,
          among NextLevel Systems, Inc., CommScope, Inc. and General
          Semiconductor, Inc. (Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997 (File No. 1-5442)).

EXHIBITS
--------
10.7      Credit Agreement, dated as of July 23, 1997, among NextLevel
          Systems, Inc., and General Semiconductor, Inc., Certain
          Banks, The Chase Manhattan Bank as Administrative Agent and
          The Chase Manhattan Bank, Bank of America National Trust and
          Savings Association, Bank of Montreal, The Bank of Nova
          Scotia, CIBC, Inc. Credit Lyonnais New York Branch, Fleet
          National Bank and Wachovia Bank, N.A. as Co-Agents.
          (Incorporated herein by reference from the Company's
          Quarterly Report on Form 10-Q for the period ended June 30,
          1997 (File No. 1-5442)).
10.7.1    First Amendment to the Credit Agreement, dated as of
          December 31, 1998, among General Semiconductor, Inc., The
          Chase Manhattan Bank as Administrative Agent, the Banks from time to time parties thereto and the financial institutions named therein as co-agents for the Banks. (Incorporated
          herein by reference from the Company's Annual Report on Form
          10-K/A for the fiscal year ended December 31, 1998 (File No.
          1-5442)).
10.7.2    Second Amendment to the Credit Agreement, dated as of June
          22, 1999, among General Semiconductor, Inc., The Chase
          Manhattan Bank as Administrative Agent, the Banks from time to time parties thereto and the financial institutions named therein as co-agents for the Banks. (Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999 (File No. 1-5442)).
10.7.3    Guarantee and Collateral Agreement, dated as of August 15,
          1999, between General Semiconductor, Inc. and certain of its subsidiaries in favor of the Chase Manhattan Bank, as
          Administrative Agent. (Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1999 (file No. 1-5442)).
10.8+     Amended and Restated General Semiconductor, Inc. 1993
          Long-Term Incentive Plan. (Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the
          period ended June 30, 1997 (File No. 1-5442)).
10.8.1+   First Amendment to the General Semiconductor, Inc. Amended
          and Restated 1993 Long-Term Incentive Plan, as amended
          February 12, 2001.
10.9+     General Semiconductor, Inc. Amended and Restated 1998
          Long-Term Incentive Plan as amended on February 7, 2001.
10.10+    General Semiconductor, Inc. 2001 Annual Incentive Plan
          adopted February 7, 2001.
10.11+    First Amendment to General Semiconductor, Inc. Supplemental
          Executive Retirement Plan, dated as of October 19, 1999.
          (Incorporated herein by reference from the Company's
          Quarterly Report on Form 10-Q for the period ended June 30,
          2000 (File No. 1-5442)).
10.12+    Form of Indemnification Agreement between General
          Semiconductor, Inc. and certain executive officers.
          (Incorporated herein by reference from the Company's
          Quarterly Report on Form 10-Q for the period ended June 30,
          1997 (File No. 1-5442)).
10.13+    Amended and Restated Severance Protection Agreement, dated
          October 29, 1998, between General Semiconductor, Inc. and
          Ronald A. Ostertag. (Incorporated herein by reference from the Company's Annual Report on Form 10-K/A for the fiscal
          year ended December 31, 1998 (File No. 1-5442)).
10.14+    Form of Amended and Restated Severance Protection Agreement
          between General Semiconductor, Inc. and certain of its
          executive officers (other than the Chief Executive Officer).
          (Incorporated herein by reference from the Company's Annual
          Report on Form 10-K/A for the fiscal year ended December 31,
          1998 (File No. 1-5442)).
10.15     Indenture, dated as of December 14, 1999, between General
          Semiconductor, Inc. and The Bank of New York, as Trustee
          (Incorporated herein by reference from the Company's
          Registration Statement on Form S-3 dated January 12, 2000
          (File No. 333-94513)).
10.16     Registration Rights Agreement, dated as of December 14,
          1999, between General Semiconductor, Inc. and the Initial
          Purchasers named therein (Incorporated herein by reference from the Company's Registration Statement on Form S-3 dated
          January 12, 2000 (File No. 333-94513)).
10.17     Promissory Note, dated as of September 1, 2000, between W.
          John Nelson and Paola Nelson ("Borrowers") and General
          Semiconductor, Inc. ("Lender"). (Incorporated herein by
          reference from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2000 (File No. 1-5442)).
10.18+    Supplemental Executive Retirement Agreement between General
          Semiconductor, Inc. and John Phillips, dated March 6, 2001.
10.19+    General Semiconductor, Inc. Supplemental Executive
          Retirement Plan, dated as of June 30, 1997.

EXHIBITS
--------
21.       Subsidiaries of the Registrant.
23.       Independent Auditors' Consent.
99.       Forward-Looking Information.

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

Dated: March 14, 2001

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

                     SIGNATURE                                     TITLE                      DATE
                     ---------                                     -----                      ----

/s/ RONALD A. OSTERTAG                               Chairman of the Board, President    March 14, 2001
---------------------------------------------------    and Chief Executive Officer and
Ronald A. Ostertag                                     Director (Principal Executive
                                                       Officer)

/s/ ROBERT J. GANGE                                  Senior Vice President and Chief     March 14, 2001
---------------------------------------------------    Financial Officer
Robert J. Gange                                        (Principal Financial Officer)

/s/ LINDA L. GRAMBOW                                 Controller (Principal Accounting    March 14, 2001
---------------------------------------------------    Officer)
Linda L. Grambow

/s/ C. SCOTT KULICKE                                 Director                            March 14, 2001
---------------------------------------------------
C. Scott Kulicke

/s/ RONALD ROSENZWEIG                                Director                            March 14, 2001
---------------------------------------------------
Ronald Rosenzweig

/s/ PETER A. SCHWARTZ                                Director                            March 14, 2001
---------------------------------------------------
Peter A. Schwartz

/s/ SAMUEL L. SIMMONS                                Director                            March 14, 2001
---------------------------------------------------
Samuel L. Simmons

/s/ PROF. GERARD T. WRIXON                           Director                            March 14, 2001
---------------------------------------------------
Prof. Gerard T. Wrixon