Form 10-Q
period 2001-03-31
GENERAL SEMICONDUCTOR INC
filed 2001-05-01
CIK 40656

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001
                                                ---------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                 For the transition period from ____ to____

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

      --------------------------------------------------------------------
      Former name, former address and former fiscal year, if changed since last report.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  x     No
   -----     -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                   Outstanding at April 30, 2001
-----------------------------                    -----------------------------
Common Stock, par value $0.01                               37,851,414

                  GENERAL SEMICONDUCTOR, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q








                                                                        PAGES
                                                                        -----
PART  I.          FINANCIAL INFORMATION
                  ---------------------

Financial Statements


        Condensed Consolidated Balance Sheets at
        March 31, 2001 (unaudited) and December 31, 2000                  2

        Consolidated Statements of Operations for the Three Months
        ended March 31, 2001 and 2000 (unaudited)                         3

        Consolidated Statements of Cash Flows for the Three Months
        ended March 31, 2001 and 2000 (unaudited)                         4

        Notes to Consolidated Financial Statements (unaudited)           5-10

        Management's Discussion and Analysis of
        Financial Condition and Results of Operations                   11-14


PART II.          OTHER INFORMATION
                  -----------------

        Legal Proceedings                                                15

        Other Information                                                15

        Exhibits                                                         15


SIGNATURE                                                                16

                                                 PART I
                                          FINANCIAL INFORMATION

                                       GENERAL SEMICONDUCTOR, INC.
                                  CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands, Except Stock Par Value)


                                                 ASSETS

                                                                            (Unaudited)
                                                                             March 31,      December 31,
                                                                               2001             2000
                                                                          ---------------- ---------------

Current Assets:
Cash                                                                              $ 3,254         $ 4,913
Accounts receivable, less reserves of $990
     and $1,014, respectively                                                      59,100          66,246
Inventories                                                                        54,879          53,698
Prepaid expenses and other current assets                                          12,722          13,803
Deferred income taxes                                                              10,386          11,348
                                                                          ---------------- ---------------

     Total current assets                                                         140,341         150,008

Property, plant and equipment - net                                               248,706         244,889
Excess of cost over fair value of net assets acquired, less accumulated
    amortization of $55,497 and $54,212, respectively                             151,183         152,468
Deferred income taxes, net of valuation allowance                                  26,319          26,485
Intangibles and other assets, less accumulated amortization of $17,152 and
    $16,326, respectively                                                          20,515          21,439
                                                                          ---------------- ---------------

TOTAL ASSETS                                                                    $ 587,064       $ 595,289
                                                                          ================ ===============




                                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable                                                                 $ 43,618        $ 41,709
Deferred income taxes                                                                 305           1,142
Accrued expenses                                                                   46,529          57,026
                                                                          ---------------- ---------------

     Total current liabilities                                                     90,452          99,877

Long-term debt                                                                    222,500         216,500
Deferred income taxes                                                              26,482          26,508
Other non-current liabilities                                                      63,967          64,729
                                                                          ---------------- ---------------

     Total liabilities                                                            403,401         407,614
                                                                          ---------------- ---------------

Commitments and contingencies

Stockholders' Equity:
Preferred Stock, $0.01 par value; 20,000 shares authorized; no shares issued            -               -
Common Stock, $0.01 par value; 400,000 shares authorized; 37,752 and
     37,829 shares issued, respectively                                               378             378
Additional paid-in capital                                                         12,292          11,697
Retained earnings                                                                 178,364         182,971
                                                                          ---------------- ---------------
                                                                                  191,034         195,046
Less - Treasury stock, at cost, 104 shares                                         (7,371)         (7,371)
                                                                          ---------------- ---------------

     Total stockholders' equity                                                   183,663         187,675
                                                                          ---------------- ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 587,064       $ 595,289
                                                                          ================ ===============





                             See notes to consolidated financial statements.

                                            GENERAL SEMICONDUCTOR, INC.
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited - In Thousands, Except Per Share Data)



                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                      ------------------
                                                                                  2001                  2000
                                                                                  ----                  ----

NET SALES                                                                      $ 102,008             $ 114,970

Cost of sales                                                                     75,153                80,437
                                                                               ---------             ---------
GROSS PROFIT                                                                      26,855                34,533
                                                                               ---------             ---------
Selling, general and administrative                                               12,734                12,664
Research and development                                                           2,613                 1,674
Amortization of excess of cost over fair value
   of net assets acquired                                                          1,285                 1,285
Restructuring                                                                      8,913                  -
Asset impairment                                                                   4,035                  -
                                                                               ---------             ---------
         Total operating costs and expenses                                       29,580                15,623
                                                                               ---------             ---------
OPERATING (LOSS) INCOME                                                           (2,725)               18,910
                                                                               ---------             ---------
Other income                                                                         118                    15
Interest expense-net                                                              (3,974)               (5,305)
                                                                               ---------             ---------
(LOSS)  INCOME BEFORE INCOME TAXES                                                (6,581)               13,620

Benefit from (provision for) income taxes                                          1,974                (4,086)
                                                                               ---------             ---------
NET (LOSS) INCOME                                                               $ (4,607)              $ 9,534
                                                                                =========              =======
Weighted Average Shares Outstanding:
  Basic                                                                           37,726                37,331
  Diluted                                                                         37,726                49,612

(Loss) earnings per share:
  Basic                                                                          $ (0.12)               $ 0.26
  Diluted                                                                        $ (0.12)               $ 0.23





                                 See notes to consolidated financial statements.

                                           GENERAL SEMICONDUCTOR, INC.
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (Unaudited - In Thousands)


                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                 ----------------------------------
                                                                                     2001                2000
                                                                                 --------------      --------------
OPERATING ACTIVITIES:
 Net (loss) income                                                                    $ (4,607)            $ 9,534
 Adjustments to reconcile to net cash
    from operating activities:
    Depreciation and amortization                                                        8,175               7,358
    Asset impairment in conjunction with restructuring                                   4,035                -
    Exercise of stock options in conjunction with restructuring                            538                -
    Changes in assets and liabilities:
         Accounts receivable                                                             7,146              (4,574)
         Inventories                                                                    (1,181)             (2,723)
         Prepaid expenses and other current assets                                       1,080                (688)
         Other non-current assets                                                          137                (158)
         Deferred income taxes                                                             264                 258
         Accounts payable and accrued expenses                                         (11,085)              6,697
         Restructuring                                                                    (752)               (370)
         Other non-current liabilities                                                    (761)             (2,049)
    Other                                                                                1,048               1,098
                                                                                 --------------      --------------
Net cash provided by operating activities                                                4,037              14,383
                                                                                 --------------      --------------


INVESTING ACTIVITIES:
    Expenditures for property, plant and equipment                                     (11,710)             (6,750)
                                                                                 --------------      --------------
Net cash used in investing activities                                                  (11,710)             (6,750)
                                                                                 --------------      --------------


FINANCING ACTIVITIES:
    Net proceeds from (repayments of) revolving credit facilities                        6,000             (12,000)
    Deferred financing fees                                                                (45)               (508)
    Exercise of stock options                                                               59               7,706
                                                                                 --------------      --------------
Net cash provided by (used in) financing activities                                      6,014              (4,802)
                                                                                 --------------      --------------
(Decrease) increase in cash and cash equivalents                                        (1,659)              2,831
                                                                                 --------------      --------------
Cash and cash equivalents, beginning of period                                           4,913               2,586
                                                                                 --------------      --------------
Cash and cash equivalents, end of period                                               $ 3,254             $ 5,417
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

In the opinion of management, the accompanying unaudited consolidated financial statements include all necessary adjustments (consisting of normal recurring adjustments) and present fairly the Company's financial position as of March 31, 2001, the results of its operations for the three months ended March 31, 2001 and 2000, and its cash flows for the three months ended March 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America for interim financial information applied on a consistent basis. There were no adjustments of a non-recurring nature recorded during the three months ended March 31, 2001 and 2000, other than the restructuring charge and asset write-off. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year. Certain prior year amounts have been reclassified to conform to the current year presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in General Semiconductor's Annual Report on Form 10-K for the year ended December 31, 2000.


2.       INVENTORIES

         Inventories consist of:

                               March 31, 2001               December 31, 2000
                               --------------               -----------------


         Raw materials            $ 8,654                        $ 7,585
         Work in process           17,456                         15,388
         Finished goods            28,769                         30,725
                                  -------                        -------
                                  $54,879                        $53,698
                                  =======                        =======


3.       RESTRUCTURING AND ASSET IMPAIRMENT

On February 7, 2001 the Company announced a comprehensive restructuring plan designed to reduce costs and better align the manufacturing infrastructure to new product technologies and overall near-term reduced volumes. The restructuring program and asset impairment responds to today's dynamic and rapidly changing business environment characterized by a severe decline in demand for certain products and an increasingly competitive price environment.
As a result, we were required to outsource manufacturing of lower-margin products thereby creating a decline in machinery utilization and, in some cases, obsolescence.


Significant components of the restructuring charge recorded during the three months ended March 31, 2001 and remaining accrual as of March 31, 2001 include:

         Employee costs                              $7,229
         Facility costs                               1,471
         Other                                          213
                                                     ------
             Restructuring charge                     8,913

         Employee termination payments                 (752)
         Stock option remeasurement                    (538)
                                                     ------
             Restructuring accrual                   $7,623
                                                     ======


Employee costs include a global early retirement program and corporate workforce reduction affecting 183 of the Company's nearly 5,400 employees. Facility costs represent the remaining lease payments related to the U.S. corporate and sales office consolidation.

During the three months ended March 31, 2001, $0.8 million of payments were made to employees that were terminated in conjunction with the workforce reduction. Additionally, $0.5 million was credited to additional paid-in capital for the remeasurement of stock options incurred in conjunction with the group of employees accepting the early retirement package.

Accordingly, as of March 31, 2001, $7.6 million is included in accrued expenses for remaining restructuring payments. Approximately $4.0 million is expected to be paid by December 31, 2001.

Certain manufacturing assets and related spare parts were determined to be impaired and removed from operation during the quarter as a result of the Company's change in strategic direction. By geographic segment, the following asset impairment charges were incurred:

         Far East           $1,165
         Europe              1,844
         China                 950
         United States          76
                            ------
                            $4,035
                            ======


4.       LITIGATION

We are not a party to any pending legal proceedings other than various claims and lawsuits arising in the normal course of business and those for which we are indemnified. We are of the opinion that these litigations or claims will not have a material negative effect on our consolidated financial position, results of operations or cash flows.

On April 25, 2001, Siliconix Incorporated ("Siliconix"), a company 80.4% owned by Vishay Intertechnology Inc., filed a patent infringement lawsuit in the United States District Court for the Northern District of California. The complaint alleges that certain of the Company's products infringe two patents held by Siliconix related to power MOSFET products. The complaint seeks injunctive relief and unspecified damages. The Company believes that the Siliconix complaint is without merit and intends to defend it vigorously.

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

A securities class action previously pending in the United States District Court for the Northern District of Illinois entitled In Re General Instrument Corporation Securities Litigation is being transferred to the United States District Court for the Eastern District of Pennsylvania for trial. This action, which consolidates numerous class action complaints filed in various courts between October 10 and October 27, 1995, is brought by plaintiffs, on their own behalf and as representatives of a class of purchasers of GI Common Stock during the period March 21, 1995 through October 18, 1995. The complaint alleges that, prior to the spin-off, GI and certain of its officers and directors, as well as Forstmann Little & Co. and certain related entities, violated the federal securities laws, namely, Sections 10(b) and 20(a) of the Exchange Act, by allegedly making false and misleading statements and failing to disclose material facts about GI's planned shipments in 1995 of its CFT 2200 and DigiCipher II products and as to the effects of these products on GI's gross margins. On November 21, 2000, the Court dismissed a derivative action brought on behalf of General Instrument Corporation under the same caption.

Also included under the same caption in the Northern District of Illinois was an action entitled BKP Partners, L.P. v. General Instrument Corp., brought in February 1996 by certain holders of preferred stock of Next Level Communications, which was merged into a subsidiary of General Instrument Corporation in September 1995. The action was originally filed in the Northern District of California and was later transferred for pretrial purposes to the Northern District of Illinois. The action is now being transferred to the Northern District of California for trial. The plaintiffs allege that the defendants violated federal securities laws by making misrepresentations and omissions and breached fiduciary duties to Next Level in connection with the acquisition of Next Level by General Instrument Corporation. Plaintiff's complaints, seek, among other things, unspecified damages and attorneys' fees and costs.

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

The Company has engaged independent consultants to assist management in evaluating potential liabilities related to environmental matters. Management assesses the input from these independent consultants along with other information known to the Company in its effort to continually monitor these potential liabilities. Management assesses its environmental exposure on a site-by-site basis, including those sites where the Company has been named as a "potentially responsible party". Such assessments include the Company's share of remediation costs, information known to the Company concerning the size of the hazardous waste sites, their years of operation and the number of past users and their financial viability. The Company has a reserve recorded for environmental matters of $27.6 million at March 31, 2001 ($27.9 million at December 31, 2000). While the ultimate outcome of these matters cannot be determined, management does not believe that the final disposition of these matters will have a material adverse effect on the Company's financial position, results of operations or cash flows beyond the amounts previously provided for in the financial statements.

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


6.       EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income(loss) by the weighted average number of common shares outstanding during the applicable periods. The diluted earnings per share computation is based on net income(loss) adjusted for interest and amortization of debt issuance costs related to convertible debt, if dilutive, divided by the weighted average number of common shares outstanding adjusted for the dilutive effect of stock options and convertible securities. The diluted earnings per share calculation assumes the exercise of stock options using the treasury stock method.

Set forth below are reconciliations of the numerators and denominators of the basic and diluted per share computations for the three months ended March 31, 2001 and 2000. The effect of outstanding options and Convertible Subordinated Notes (the "Notes") for the three months ended March 31, 2001 was anti-dilutive and, therefore, not included.


                                      For the Three Months                For the Three Months
                                      Ended March 31, 2001                Ended March 31, 2000
                                      --------------------                --------------------

                               Income         Shares       Per-Share      Income         Shares      Per-Share
                             (Numerator)   (Denominator)     Amount     (Numerator)   (Denominator)    Amount
                             -----------   -------------   ---------    -----------   -------------  ---------
Basic EPS
  Net income(loss)            $(4,607)        37,726        $(0.12)       $ 9,534         37,331        $0.26
                                                            =======                                     =====

Effect of Dilutive Securities
  Options                           _              _                                       1,188
  Convertible debt                                                          1,669         11,093
                              --------        ------                      -------         ------

Diluted EPS
  Net income(loss)            $(4,607)        37,726        $(0.12)       $11,203         49,612        $0.23
                              ========        ======        =======       =======         ======        =====


7.       GEOGRAPHIC SEGMENT INFORMATION

General Semiconductor is engaged in one industry segment, specifically, the design, manufacture and sale of power management semiconductors. The Company manages its business on a geographic basis. Summarized financial information for the Company's reportable geographic segments is presented in the following table. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company's Annual Report on Form 10K for the year ended December 31, 2000. Net sales by reportable geographic segment reflect the originating source of the unaffiliated sale. Intercompany transfers represent the originating geographic source of the transfer and principally reflect product assembly which is accounted for at cost plus a nominal profit. In determining earnings before provision for income taxes for each geographic segment, sales and purchases between areas have been accounted for on the basis of internal transfer prices set by the Company.



                             United
                             States      Europe      Far East     China     Corporate     Consolidated
                             ------      ------      --------     -----     ---------     ------------
Three months ended
March 31, 2001:
Net sales (a) ............. $48,032     $38,535      $15,390      $    51   $       -       $102,008
Intercompany transfers.....  33,284      36,931       34,709        9,865    (114,789)             -
                            -------     -------      -------      -------   ---------       --------
  Net sales................  81,316      75,466       50,099        9,916    (114,789)       102,008
                            =======     =======      =======      =======   =========       ========

Interest income............       -          20           45            2          15             82
Interest expense...........       -           2           17            -       4,037          4,056
Depreciation and
  amortization expense.....   2,912       1,927        2,702          634           -          8,175
Earnings(loss)before
  provision for
  income taxes.............  (9,998)      2,009        1,011          397           -         (6,581)
Income tax (benefit)
 expense................... $(3,342)    $ 1,266      $    39      $    63   $       -       $ (1,974)


Three months ended
March 31, 2000:
Net sales (a).............. $61,920     $35,682      $17,368      $     -   $       -       $114,970
Intercompany transfers.....  35,816      42,011       40,244       13,172    (131,243)             -
                            -------     -------      -------      -------   ----------      --------
  Net sales................  97,736      77,693       57,612       13,172    (131,243)      $114,970
                            =======     =======      =======      =======   ==========      ========

Interest income............       -           4           10            5          13             32
Interest expense...........       -          52           14            -       5,271          5,337
Depreciation and
  amortization expense.....   2,290       1,322        2,473          866         407          7,358
Earnings before provision
  for income taxes.........   6,936       4,119        1,611          954           -         13,620
Income tax (benefit)
  expense.................. $ 2,734     $ 1,369      $   (78)     $    61   $       -       $  4,086



(a)      Included in United States net sales are export sales as follows:

                              Three Months Ended March 31,
                                 2001                2000
                                 ----                ----

         Taiwan                $13,376             $16,787
         China                   9,881              10,146
                               -------             -------
                               $23,257             $26,933
                               =======             =======

         Net sales, by destination, within the European geographic segment are:

                               Three Months Ended March 31,
                                 2001                2000
                                 ----                ----

         France                $ 3,205             $ 3,122
         Germany                16,895              15,332
         Italy                   4,206               3,882
         U.K.                    4,662               4,698
         Other                   9,567               8,648
                               -------             -------
                               $38,535             $35,682
                               =======             =======

8.       DERIVATIVE INSTRUMENTS

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" which was subsequently amended by SFAS Nos. 137 and 138 (collectively "SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts, and hedging activities and requires the Company to recognize all derivative instruments as either assets or liabilities and measure those instruments at fair value. Changes in fair values are required to be reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. The adoption of SFAS 133 did not have a significant impact on the financial position, results of operations or cash flows of the Company.

                           GENERAL SEMICONDUCTOR, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following Management's Discussion and Analysis pertains to the continuing operations of General Semiconductor, Inc., unless otherwise noted, and describes changes in the Company's financial condition since December 31, 2000.

The following table sets forth items included in the statements of operations as a percentage of net sales:

                                                    Three Months
                                                   Ended March 31,
                                                  2001         2000
                                                  ----         ----

Net sales................................        100.0%       100.0%
Cost of sales............................         73.7         70.0
                                                 ------       ------
Gross profit.............................         26.3         30.0
Selling, general and administrative......         12.5         11.0
Research and development.................          2.5          1.5
Amortization of excess of cost over
  fair value of net assets acquired......          1.3          1.1
Restructuring............................          8.7            -
Asset impairment.........................          4.0            -
                                                 ------       ------
Operating(loss) income...................         (2.7)        16.4
Other income.............................            -            -
Interest expense - net...................          3.8          4.6
                                                 -------      ------
Income(loss) before income taxes.........         (6.5)        11.8
Provision for income taxes...............          2.0          3.5
                                                 -------      ------
Net income(loss).........................         (4.5)%        8.3%
                                                 =======      ======


ADJUSTED EBITDA
---------------

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

Adjusted EBITDA is calculated by adding to EBITDA certain items of expense that the Company believes are neither likely to recur nor indicative of future performance, consisting of pre-tax charges of $12.9 million incurred in 2001 for the restructuring and asset impairment.

                                                Three Months Ended March 31,
                                                    2001           2000
                                                    ----           ----

Net income(loss)......................           $(4,607)         $ 9,534
Interest..............................             3,974            5,305
Taxes.................................            (1,974)           4,086
Depreciation and amortization(1)......             7,719            6,951
                                                 -------          -------
EBITDA................................             5,112           25,876
Restructuring and asset impairment....            12,948                -
                                                 -------          -------
Adjusted EBITDA.......................           $18,060          $25,876
                                                 =======          =======

(1) Amortization of deferred financing fees is excluded from "Depreciation and amortization" and included in "Interest".


RESULTS OF OPERATIONS:
---------------------


NET SALES
---------

Net sales of $102.0 million for the three months ended March 31, 2001 decreased $13.0 million from $115.0 million for the comparable prior year period. The 11.3% decrease is primarily due to a 6.5% decrease in unit volume, an approximate 1.5% decline in average selling prices and a 3.2% decline due to unfavorable foreign exchange fluctuations in Europe. Geographically, approximately 38% of net sales were generated from each of the Europe and Asia/Pacific regions and 24% from North America for the three months ended March 31, 2001 compared with approximately 30% for each of Europe and North America and 40% in Asia/Pacific for the corresponding prior year period.


COST OF SALES
-------------

Cost of sales for the three months ended March 31, 2001 of $75.2 million decreased $5.2 million from $80.4 million for the corresponding prior year period. The 6.5% decrease is principally due to a decrease in unit volume sales coupled with cost controls, including reduced variable compensation costs.

Accordingly, gross margin for the three months ended March 31, 2001 represents 26.3% of net sales compared with 30.0% in the comparable prior year period. The decrease relates to reduced capacity utilization and factory absorption and a decline in worldwide average selling prices.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------

Selling, general and administrative expenses of $12.7 million for the three months ended March 31, 2001 remained stable with the comparable prior year period due to cost containment initiatives during the current slowdown in demand. As a percentage of net sales, selling, general and administrative expenses have increased to 12.5% for the three months ended March 31, 2001 from 11.0% in the comparable prior year period due to lower revenues.


RESEARCH AND DEVELOPMENT EXPENSES
---------------------------------

Research and development spending reflects the modification of existing products as well as the continued development of new products. Research and development expenses of $2.6 million for the three months ended March 31, 2001 increased $0.9 million from $1.7 million for the comparable prior year period. The 53.0% increase is due to costs incurred related to the introduction of new products in the power conditioning and protection portfolios, expansion of the MOSFET offerings and the development of power management products including analog Integrated Circuits ("I/C's"). As a percentage of net sales, research and development expenses represent 2.5% for the three months ended March 31, 2001 compared with 1.5% for the comparable prior year period due to the proportionately higher increase in spending.


RESTRUCTURING AND ASSET IMPAIRMENT
----------------------------------

On February 7, 2001 the Company announced a comprehensive restructuring plan designed to reduce costs and better align the manufacturing infrastructure to new product technologies and overall near-term reduced volumes. The restructuring program and asset impairment responds to today's dynamic and rapidly changing business environment characterized by a severe decline in demand for certain products and an increasingly competitive price environment.
As a result, we were required to outsource manufacturing of lower-margin products thereby creating a decline in machinery utilization and, in some cases, obsolescence.

Restructuring charges recorded in the three months ended March 31, 2001 of $8.9 million primarily related to employee separation and related costs of $7.2 million and facility and other incremental costs of $1.7 million. Asset impairment charges totaled $4.0 million. This program is expected to generate annual savings of approximately $7.0 million beginning in the second quarter of 2001.


NET INTEREST EXPENSE
--------------------

Net interest expense decreased to $4.0 million for the three months ended March 31, 2001 from $5.3 million for the corresponding prior year period. The $1.3 million decrease relates to a lower average debt balance outstanding and reduced borrowing rate on floating rate debt.


INCOME TAXES
------------

The provision for income taxes is computed utilizing the Company's expected annual effective income tax rate. The Company's effective tax rate for the three months ended March 31, 2001 remained stable at 30.0%, in comparison to the rate for the corresponding prior year period.


ADJUSTED EBITDA
---------------

The $7.8 million decrease in adjusted EBITDA for the three months ended March 31, 2001 compared with the corresponding prior year period is due primarily to decreased volume, reduced factory utilization and lower average selling prices.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Working capital at March 31, 2001 was $49.9 million compared to $50.1 million at December 31, 2000. The working capital decrease of $0.2 million resulted primarily from decreases in accounts receivable and prepaid expenses partly offset by a decrease in accrued expenses and income taxes payable. The current ratio is 1.55 to 1 at March 31, 2001 compared with a ratio of 1.50 to 1 at December 31, 2000.

During the three months ended March 31, 2001 the Company invested approximately $11.7 million in property, plant and equipment compared with $6.8 million for the corresponding prior year period. The Company currently plans to invest up to $45.0 million in capital expenditures for the year ended December 31, 2001 principally for certain new products automation capacity increases (primarily for power management and conditioning products) and quality and system enhancements.

In December 1999, the Company issued $172.5 million principal amount of 5.75% convertible subordinated notes (the "Convertible Notes") due December 15, 2006. Interest on the Convertible Notes is payable semi-annually on June 15 and December 15 of each year, commencing in June 2000. The Convertible Notes are convertible into 11.1 million shares of the Company's common stock, at the option of the holder, at a conversion price of $15.55 per share. The Convertible Notes are redeemable at the Company's option, in whole or in part, at any time on or after December 15, 2002 at a premium of 103.286% of par value declining annually to 100.821% at December 15, 2005 and thereafter. The Convertible Notes are subordinated to the Company's existing and future senior indebtedness ($50.0 million at March 31, 2001) and to certain existing and future trade payable and other liabilities of certain of our subsidiaries (approximately $82.6 million at March 31, 2001). The holders of the Convertible Notes may require the Company to repurchase the notes at par value, plus interest and liquidated damages, if any, upon a change in control of the Company. Proceeds from the Convertible Notes were used to repay outstanding indebtedness under the Company's credit facility described below.

In July 1997, the Company entered into a bank credit agreement, which was amended in December 1998 and in June 1999 (as amended the "Credit Agreement") which provides for a $350.0 million secured revolving credit facility that matures on December 31, 2002. In December 1999, the commitment amount under the Credit Agreement was permanently reduced by $86.3 million (50% of the gross proceeds from issuance of the Convertible Notes) to $263.8 million. The Credit Agreement requires the Company to pay a facility fee on the total commitment. The Credit Agreement permits the Company to choose between two interest rate options: the Adjusted Base Rate (as defined in the Credit Agreement), or a Eurodollar rate (LIBOR) plus a margin which varies based on the Company's ratio of indebtedness to earnings before interest, taxes, depreciation and amortization as defined in the Credit Agreement. The facility fee also varies based on that ratio. The Company is also able to set interest rates through a competitive bid procedure. The Credit Agreement contains financial and operating covenants, including limitations on guarantee obligations, liens, sale of assets, indebtedness, investments, capital expenditures, payment of dividends and leases, and requires the maintenance of certain financial ratios. In addition, certain changes in control of the Company would cause an event of default under the Credit Agreement. The December 1998 and June 1999 amendments revised certain covenant compliance calculations to provide the Company with greater flexibility. As required by the Credit Agreement, the Company entered into a guarantee and collateral agreement in August 1999 under which substantially all of the domestic assets and a portion of the capital stock of its foreign subsidiaries were pledged as security to the lenders. At March 31, 2001 and December 31, 2000, the Company was in compliance with all such amended covenants.

The weighted average interest rate on the Company's long-term debt as of March 31, 2001 and 2000 was 6.3% and 6.7%, respectively.

At March 31, 2001 there were $11.0 million of letters of credit outstanding that reduce the amount that can be borrowed against the Company's $263.8 million credit facility.

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


NEW EUROPEAN CURRENCY
---------------------

A new European currency ("Euro") was introduced in January 1999 to replace the separate currencies of eleven individual countries. The Company will need to modify its payroll, benefits and pension systems, and internal financial reporting systems to be able to process transactions in the new currency. Necessary modifications to contracts with suppliers and customers are being made on an ongoing basis to reflect the new Euro currency. 2001 is the last year of a three-year transition period during which transactions may be made in the old currencies, it is the Company's intention to have the necessary solutions developed and implemented by January 1, 2002. This may require a dual currency process until the conversion is complete. The cost of this effort is not expected to be material and will be expensed as incurred. There can be no assurance, however, that all problems will be foreseen and corrected, or that no material disruption of the Company's business will occur. Currently, the Company has not experienced any material negative impact to date as a result of the introduction of the Euro.


FORWARD LOOKING STATEMENTS
--------------------------

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. The Company's Form 10-K for the year ended December 31, 2000, the Company's 2000 Annual Report to Stockholders, this and any other Form 10-Q or Form 8-K of the Company, or any oral or written statements made by or on behalf of the Company, may include forward looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are identified by their use of such terms and phrases as "intends," "intend," "intended," "goal," "estimate," "estimates," "expects," "expect," "expected," "project," "projects," "projected," "projections," "plans," "anticipates," "anticipated," "should," "designed to," "foreseeable future," "believe," "believes", "scheduled" and similar expressions. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise.

Reference is made to the cautionary statements contained in Exhibit 99 to this Form 10-Q for a discussion of the factors that may cause actual results to differ from the results discussed in these forward looking statements.

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          See Part I, Note 4 to the Consolidated Financial Statements.


Item 5.   Other Information

          On April 2, 2001 Vishay Intertechnology, Inc. ("Vishay") made an unsolicited conditional proposal to acquire the Company through an exchange of 0.5 new shares of Vishay common stock for each outstanding share of the Company's common stock. On April 18, 2001 the Board of Directors of the Company unanimously determined, after careful consideration, that Vishay's proposal was not in the best interests of the Company, its stockholders, employees and other constituencies.

          On April 24, 2001 Vishay made its unsolicited conditional proposal again and on April 25, 2001, the Company responded that the Board of Directors saw no reason to reconsider its determination to reject the proposal.


Item 6.   Exhibits

          (a)    Exhibits

                 10.8.2+    Second  Amendment  to the  General  Semiconductor,
                            Inc.  Amended  and  Restated  1993 Long-Term
                            Incentive Plan, dated as of February 22, 2001.
                 10.9.1+    First  Amendment  to  the  General  Semiconductor,
                            Inc. Amended and Restated 1998 Long-Term Incentive
                            Plan, dated as of February 22, 2001.
                 10.20+     Supplemental Executive Retirement Agreement
                            between General Semiconductor, Inc.and Vincent
                            Guercio, dated April 24, 2001.
                 99         Forward Looking Information


          (b)    Reports on Form 8-K

                 1) The Company filed a Form 8-K with the SEC, dated February 8,
                    2001, to report under Item 5 of that Form that a press release was issued on February 8, 2001 announcing earnings for the year ended December 31, 2000. A copy of the press release was filed as an exhibit to the Form 8-K.
                 2) The Company filed a Form 8-K with the SEC, dated March 12,
                    2001, to report under Item 9 of that Form that a press release was issued on March 12, 2001 announcing updated earnings estimates for the quarter ended March 31, 2001.
                    A copy of the press release was filed as an exhibit to the Form 8-K.

                _______________________________
                +  Management compensation.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                           GENERAL SEMICONDUCTOR, INC.


May 1, 2001                /s/Robert J. Gange
-----------                ------------------
Date                       Robert J. Gange
                           Senior Vice President and Chief Financial Officer
                           Signing both in his capacity as Senior Vice President
                           on behalf of the Registrant and as Chief
                           Financial Officer of the Registrant

                                                                EXHIBIT 10.8.2

                                 FIRST AMENDMENT
                                     TO THE
                           GENERAL SEMICONDUCTOR, INC.
                              AMENDED AND RESTATED
                          1998 LONG-TERM INCENTIVE PLAN

     The General Semiconductor, Inc. Amended and Restated 1998 Long-Term Incentive Plan is hereby amended as follows, effective February 22, 2001:

         A new Schedule B is added to read as follows:

                                       I.

                                   Schedule B

                         EARLY RETIREMENT WINDOW BENEFIT
                                FOR EMPLOYEES OF
                      GENRAL SEMICONDUCTOR OF TAIWAN, LTD.

          Notwithstanding any provision of this Plan or any duly executed stock option agreement to the contrary, any GST Window-Eligible Participant (as defined in Item 1 below) who (i) makes a proper "Early Retirement Window Election" (as defined in Item 2 below) during the period commencing on February 22, 2001 and ending on March 8, 2001, and (ii) has a Termination of Employment on his "Designated Termination Date" (as defined in Item 3 below), shall be entitled to receive benefits described in Item 4 below.

          1. "GST Window-Eligible Participant" means a person who is a full-time employee of General Semiconductor of Taiwan, Ltd. ("GST") on February 21, 2001 provided that he (i) is eligible to receive a retirement benefit under the General Semiconductor of Taiwan, Ltd. Pension Plan on his Designated Termination Date, (ii) terminated employment with GST on March 31, 1997 and was rehired by GST on March 31, 1997, or (iii) is selected by GST to receive an early retirement payment.

          2. Early Retirement Window Election. An "Early Retirement Window Election" means a written election by a GST Window-Eligible Participant, on a form provided by the GST, to terminate employment with GST on the Designated Termination Date. The Early Retirement Window Election must be received by the GST Human Resources Department no later than March 8, 2001. An Early Retirement Window Election shall be irrevocable.

          3. Designated Termination Date. The "Designated Termination Date" of a GST Window-Eligible Participant who has made an Early Retirement Window Election shall be the date, as determined by the Employer in its sole discretion, on which the GST Window-Eligible Participant must have a
     Termination  of  Employment  in order to receive the benefits  described in
     Item 4 below. Notwithstanding the foregoing, a GST Window-Eligible Participant's Designated Termination Date shall not be earlier than March 9, 2001 and shall not be later than July 1, 2001.

          4. Continued Plan Participation. (i) A GST Window-Eligible Participant to whom stock options were granted under the General Semiconductor, Inc. Amended and Restated 1998 Long-Term Incentive Plan who properly makes an Early Retirement Window Election and has a Termination of Employment on his Designated Termination Date ("ERP Participant") may at any time on or before the third anniversary of his Designated Termination Date, exercise his outstanding options to the extent, but only to the extent, that the stock options or portions thereof are exercisable. (ii) Each grant of stock options to an ERP Participant shall continue to become exercisable in accordance with the terms of the agreement granting the stock options as if such person continued to be employed by the Company through the third anniversary of his Designated Termination Date.

          5. Cancellation of Stock Options. If an ERP Participant (i) becomes employed by, consults with, or renders services for any semiconductor manufacturer, distributor, or other business in competition with the Company, or otherwise competes directly or indirectly with the Company, or
     (ii) discloses, without prior written authorization by the Company, any Confidential Information, as defined in the Company's Employee Confidentiality and Assignment of Inventions Agreement, during the extended period to exercise stock options provided under Item 4 above, the Committee, in its sole discretion, may cancel the outstanding stock options, whether exercisable or not exercisable, of such ERP Participant.

                                       II.

               Except as amended herein, the Plan shall remain in full force and effect.

               IN WITNESS WHEREOF, General Semiconductor, Inc. has cause this amendment to executed this 23rd day of April, 2001.



                                                     GENERAL SEMICONDUCTOR, INC.



                                                     By: /s/ Ronald A. Ostertag
                                                     --------------------------
                                                     Ronald A. Ostertag
                                                     Chief Executive Officer

                                                                EXHIBIT 10.9.1


                                SECOND AMENDMENT
                                     TO THE
                           GENERAL SEMICONDUCTOR, INC.
                              AMENDED AND RESTATED
                          1993 LONG-TERM INCENTIVE PLAN

               The  General  Semiconductor,   Inc.  Amended  and  Restated  1993
          Long-Term Incentive Plan is hereby amended as follows, effective February 22, 2001:

         A new Schedule B is added to read as follows:

                                       I.

                                   Schedule B

                         EARLY RETIREMENT WINDOW BENEFIT
                                FOR EMPLOYEES OF
                      GENRAL SEMICONDUCTOR OF TAIWAN, LTD.

                    Notwithstanding  any  provision  of this  Plan  or any  duly executed stock option agreement to the contrary, any GST Window-Eligible Participant (as defined in Item 1 below) who (i) makes a proper "Early Retirement Window Election" (as defined in Item 2 below) during the period commencing on February 22, 2001 and ending on March 8, 2001, and (ii) has a Termination of Employment on his "Designated Termination Date" (as defined in
               Item 3 below), shall be entitled to receive benefits described in
               Item 4 below.

                    1. "GST Window-Eligible Participant" means a person who is a full-time employee of General Semiconductor of Taiwan, Ltd. ("GST") on February 21, 2001 provided that he (i) is eligible to receive a retirement benefit under the General Semiconductor of Taiwan, Ltd. Pension Plan on his Designated Termination Date,
               (ii) terminated employment with GST on March 31, 1997 and was rehired by GST on March 31, 1997, or (iii) is selected by GST to receive an early retirement payment.

                    2. Early Retirement  Window Election.  An "Early  Retirement
               Window Election" means a written election by a GST Window-Eligible Participant, on a form provided by the GST, to terminate employment with GST on the Designated Termination Date. The Early Retirement Window Election must be received by the GST Human Resources Department no later than March 8, 2001. An Early Retirement Window Election shall be irrevocable.

                    3. Designated Termination Date. The "Designated  Termination
               Date" of a GST Window-Eligible Participant who has made an Early Retirement Window Election shall be the date, as determined by the Employer in its sole discretion, on which the GST Window-Eligible Participant must have a Termination of Employment in order to receive the benefits described in Item 4 below. Notwithstanding the foregoing, a GST Window-Eligible Participant's Designated Termination Date shall not be earlier than March 9, 2001 and shall not be later than July 1, 2001.

                    4. Continued Plan  Participation.  (i) A GST Window-Eligible
               Participant to whom stock options were granted under the General Semiconductor, Inc. Amended and Restated 1993 Long-Term Incentive Plan who properly makes an Early Retirement Window Election and has a Termination of Employment on his Designated Termination Date ("ERP Participant") may at any time on or before the third anniversary of his Designated Termination Date, exercise his outstanding options to the extent, but only to the extent, that the stock options or portions thereof are exercisable. (ii) Each grant of stock options to a person whose period to exercise stock options is extended by the preceding sentence shall continue to become exercisable in accordance with the terms of the agreement granting the stock options as if such person continued to be employed by the Company through the third anniversary of his Designated Termination Date.

                    5. Cancellation of Stock Options.  If an ERP Participant (i)
               becomes employed by, consults with, or renders services for any semiconductor manufacturer, distributor, or other business in competition with the Company, or otherwise competes directly or indirectly with the Company, or (ii) discloses, without prior written authorization by the Company, any Confidential Information, as defined in the Company's Employee Confidentiality and Assignment of Inventions Agreement, during the extended period to exercise stock options provided under Item 4 above , the Committee, in its sole discretion, may cancel the outstanding stock options, whether exercisable or not exercisable, of such ERP Participant.


                                       II.

                    Except as  amended  herein,  the Plan  shall  remain in full force and effect.

                    IN WITNESS WHEREOF,  General  Semiconductor,  Inc. has cause this amendment to executed this 23rd of April, 2001.



                                                     GENERAL SEMICONDUCTOR, INC.



                                                     By: /s/ Ronald A. Ostertag
                                                         ----------------------
                                                         Ronald A. Ostertag
                                                         Chief Executive Officer

                                                               EXHIBIT 10.20


General Semiconductor, Inc.
10 Melville Park Road
Melville, NY 11747


April 24, 2001

Mr. Vincent Guercio
139 Sunken Meadow Road
Fort Salonga, NY 11768

Re:  Deferral of SERP Benefit
     ------------------------

Dear Mr. Guercio:

     This letter constitutes the agreement (the "Agreement") between General Semiconductor, Inc. (the "Company") and you covering the deferral of the payment of benefits to you under the General Semiconductor, Inc. Supplemental Executive Retirement Program (the "SERP").

1. Your have elected to participate in the General Semiconductor, Inc. Early Retirement Program (the "ERP") and will retire on April 30, 2001.

2. As a participant in the ERP you are eligible to receive payment of your SERP benefit in an actuarial equivalent lump sum as of May 1, 2001.

3. You have irrevocably elected to defer receipt of the actuarial equivalent lump sum to which you are entitled under the SERP until January 1, 2004, ("Distribution Date") subject to the terms of the Agreement.

4. As of May 1, 2001, the Company will credit to a book reserve account established for this purpose (the "Account") the amount of $98,261.60, which you agree is at least equal to the actuarial equivalent present value of your SERP benefit enhance by the ERP payable as of the date payment on which the benefit would otherwise commence payment. The establishment of the Account extinguishes your rights under the SERP.

5. As of the last day of each calendar quarter (the "Valuation Date"), the Company shall also credit the Account with interest at 5.80% per annum, compounded quarterly. The value of the Account as of any date shall consist of the value of the Account as of the immediately preceding Valuation Date, reduced by the amount of any distributions made from the Account since the preceding Valuation Date, plus interest credited since the preceding Valuation Date. Interest shall be credited on the balance of the Account on each Valuation Date. The crediting of interest under this Paragraph 5 shall continue so long as there is an amount credited to the Account.

6. You will be 100% vested in the Account at all times.

7. The Account will be distributed to you in cash commencing within thirty (30) days following the Distribution Date. Such distribution will be made in two (2) annual installments. You may change your election as to the timing or form of distribution of your vested Account at any time in writing to the Company, but not less than twelve (12) months prior to the Distribution Date.

8. In the event of your death after distribution under Paragraph 6 has begun, any amounts remaining to be distributed shall be distributed to your designated beneficiary in the same manner as distributions were being made to you prior to your death. In the event of your death prior to the Distribution Date, payment of your Account shall be made in two (2) annual installments commencing within thirty (30) days after your death to your designated beneficiary.

9. You have the right, at any time, to submit a written designation of primary and secondary beneficiaries to whom payment under this Agreement shall be made in the event of your death prior to complete distribution of the benefits due and payable to you under this Agreement. Each beneficiary designation shall become effective only if received by the Company prior to your death. In the event you fail to make a beneficiary designation in accordance with this paragraph, or if no designated beneficiary survives you, your designated beneficiary shall be deemed to be your surviving spouse, or if there is no surviving spouse, the personal representative of your estate.

10. In the event of an unforeseeable emergency, the Company, in its sole and absolute discretion and upon your written application, may direct immediate commencement of payment of all or a portion of the amount then credited to your Account. For this purpose, the term "unforeseeable emergency" shall mean severe financial hardship to you resulting from a sudden and unexpected illness or accident of you or of your dependent, loss of your property due to casualty, or other similar extraordinary and unforeseeable circumstances arising as a result of events beyond your control. The circumstances that will constitute an unforeseeable emergency will be determined in the sole and absolute discretion of the Company. The Company shall not permit withdrawal for unforeseeable emergencies to the extent that such hardship is or may be relieved through reimbursement or compensation by insurance or otherwise or by liquidation of your assets, to the extent the liquidation of such assets would not itself cause severe financial hardship. The Company shall permit withdrawals of amounts because of an unforeseeable emergency only to the extent reasonably needed to satisfy the emergency need.

11. Amounts payable to you hereunder shall be paid directly by the Company. The Company shall not be required to fund, or otherwise segregate assets to be used for payment of your Account. To the extent the Company does, in its discretion, purchase or hold any assets to satisfy its obligation to you, such shall remain the sole property of the Company, subject to the claims of its general creditors, and shall not be deemed to form part of the Account. Neither you nor your legal representative or any beneficiary designated by you shall have any right, other than the rights of an unsecured general creditor, against the Company in respect to any portion of the Account. Notwithstanding the foregoing, the Company may maintain one or more grantor trusts ("Trust") to hold assets to be used for payment of your Account. The assets of the Trust shall remain subject to the claims of the Company's general creditors. Any payments by a Trust of amounts due to you under this Agreement shall be considered payment by the Company and shall discharge the Company of any further liability hereunder for such payments.

12. Except as to withholding of any tax under the laws of the United States or any state or locality, neither your Account nor any rights you may have under this Agreement or the SERP shall be subject in any manner to alienation, sale, transfer, assignment, pledge, attachment, or other legal process, or encumbrance of any kind. Any attempt to alienate, sell, transfer, assign, pledge or otherwise encumber your Account, whether currently payable or not, shall be void

13. The Company shall have the right to make such provisions as it deems necessary or appropriate to satisfy any obligations it may have to withhold federal, state or local income or other taxes in connection with payment of your Account, including but not limited to withholding such amounts from amounts otherwise distributable to you or from any other sums due or to become due from the Company to you.

14. The Chief Executive Officer of the Company shall have the full power and authority to interpret, construe, and administer this Agreement and such interpretations and constructions, and actions thereunder, including any valuation of the Account, shall be binding and conclusive on all persons for all purposes.

15. Any controversy or claim arising out of or relating to this contract, or the breach thereof, shall be settled by arbitration administered by the American Arbitration Association in accordance with its Commercial Arbitration Rules, and judgment upon the award rendered by the arbitrator(s) may be entered by any court having jurisdiction thereof.

16. This Agreement shall be binding upon and inure to the benefit of the Company, its successors and assigns, and you and your heirs, executors, administrators, and legal representatives.

17. This Agreement shall be construed in accordance with and governed by the laws of the State of New York, excluding the conflict of laws principles thereof.


This Agreement is executed on April 24, 2001
                              --------------
                                                General Semiconductor, Inc.

                                                By:  /s/ Ronald A. Ostertag
                                                     ----------------------
                                                Title:  Chief Executive Officer
                                                        -----------------------
Agreed to and Accepted by:


/s/ Vincent Guercio                             Date:  April 24, 2001
-------------------                                    --------------

                                                                  EXHIBIT 99


                          GENERAL SEMICONDUCTOR, INC.
                           FORWARD LOOKING INFORMATION


The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. Our Form 10-K for the year ended December 31, 2000, our 2000 Annual Report to Stockholders, any Form 10-Q or Form 8-K of ours, or any other oral or written statements made by or on behalf of General Semiconductor, may include forward looking statements which reflect our current views with respect to future events and financial performance. These forward looking statements are identified by their use of such terms and phrases as "intends," "intend," "intended," "goal," "estimate," "estimates," "expects," "expect," "expected," "project," "projects," "projected," "projections," "plans," "anticipates," "anticipated," "should," "designed to," "foreseeable future," "believe," "believes" and "scheduled" and similar expressions. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date the statement was made. We undertake no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise.

Our actual results may differ significantly from the results discussed in forward-looking statements. Factors that might cause such a difference include, but are not limited to, (a) the general political, economic and competitive conditions in the United States, Taiwan (Republic of China), the People's Republic of China, Ireland, Germany, France and other markets where we operate;
(b) changes in capital availability or costs, such as changes in interest rates, market perceptions of the industry in which we operate, or security ratings; (c) uncertainties relating to customer plans and commitments, including the cyclical nature of our business; (d) employee workforce factors; (e) authoritative generally accepted accounting principles or policy changes from such standard-setting bodies as the Financial Accounting Standards Board and the Securities and Exchange Commission and the factors set forth below.

Our substantial indebtedness could restrict our operations and make us more vulnerable to adverse economic conditions.

We have had and will continue to have a substantial amount of outstanding indebtedness with significant debt service requirements. In the future, we may incur additional indebtedness.

Our   substantial   current  and  future   indebtedness   could  have  important
consequences. For example, it could:

o   impair our ability to obtain additional financing in the future;

o reduce funds available to us for other purposes, including working capital, capital expenditures, research and development, strategic acquisitions and other general corporate purposes;

o restrict our ability to introduce new products or exploit business opportunities;

o increase our vulnerability to economic downturns and competitive pressures in the industry in which we operate;

o increase our vulnerability to interest rate increases to the extent debt under our credit facility is not hedged because the interest rates under our credit facility are variable;

o   limit our ability to dispose of assets;

o make it more difficult for us to satisfy our obligations with respect to the notes; and

o   place us at a competitive disadvantage.

We will require a significant amount of cash to service our debt. Our ability to generate cash depends upon many factors beyond our control.

We will require a significant amount of cash to service our indebtedness and to fund our operations. Based on our current level of operations, we believe that our cash flow from operations and our available financing will be adequate to meet our anticipated requirements for operating our business and servicing our debt. Our ability to generate cash depends upon, among other things, our future operating performance. To a large extent, this depends upon economic, financial, competitive and other factors beyond our control. If we cannot generate enough cash from operations to make payments on our indebtedness, we will need to refinance our indebtedness, obtain additional financing or sell assets. We cannot assure you that we would be able to do so or do so without additional expense.

We operate in an industry that has experienced unusually large price declines, in the past, and future pricing declines may adversely affect our business, results of operations and liquidity.

The Company competes in the semiconductor industry, which historically has been characterized by cyclical market patterns, price erosion and periods of mismatched supply and demand. This industry has experienced significant economic downturns at various times in the past, characterized by excess capacity and accelerated erosion of prices. During this period, our production facilities were underutilized. The underutilization of our facilities for an extended period in the future could result in production inefficiencies and cause a reduction in our operating margins. While pricing is currently relatively stable, we cannot assure you that our industry will not experience future price declines which could have a material adverse effect on our business, results of operations and liquidity.

Our revenue stream is becoming more highly dependent upon the timely and successful introduction of new products.

While the Company is currently actively engaged in the research and development of new products and technologies there can be no assurance that the Company's research and development efforts will lead to the successful introduction of new or improved products or that the Company will not encounter delays or problems in connection therewith. New products may take longer to develop, or have fewer features than originally considered desirable and could achieve higher cost targets than initially estimated. Moreover, there can be no assurance that there will not be delays in commencing volume production of such products or that such products will ultimately be commercially successful. Such delays and/or deficiencies in development manufacturing, delivery of or demand for new products or realization of higher cost targets could have an adverse affect on the Company's business, operating results or financial condition.

We face significant competition in the power management segment of the semiconductor industry, which may adversely affect us.

We are subject to competition from a substantial number of foreign and domestic companies, some of which have greater financial, engineering, manufacturing and other resources, or offer a broader product line than we do. Our competitors can be expected to continue to improve the design and performance of their products and to introduce new products with competitive price and performance characteristics. Although we believe that we enjoy certain technological and other advantages over our competitors, realizing and maintaining such advantages will require continued investment by us in engineering, research and development, marketing and customer service and support. We cannot assure you that we will have sufficient resources to continue to make such investments or that we will be successful in maintaining our advantages.

Our business is subject to the economic and political risks of operating our facilities and selling our products in foreign countries.

Almost all of our products are manufactured or assembled in Taiwan (Republic of China), the People's Republic of China, Ireland, Germany and France. These foreign operations are subject to the risks inherent in situating operations abroad, including risks with respect to currency exchange rates, economic and political destabilization, restrictive actions by foreign governments, nationalizations, natural events such as severe weather, floods and earthquakes, the laws and policies of the United States affecting trade, foreign investment and loans, and foreign tax laws. Our cost-competitive status could be adversely affected if, relative to our competitors, we experience unfavorable movements in foreign currency exchange rates.

In  addition,   international   sales  of  our  products   generally   represent
approximately 70% of our annual sales. Our financial performance in the future may be adversely affected by international economic conditions.

We may not be able to successfully make acquisitions.

As part of our business strategy, we intend to make acquisitions. We may not be able to complete any acquisition in the future or identify those candidates that would result in a successful transaction. In addition, we may not be able to complete future acquisitions at acceptable prices and terms, and increased competition for acquisition candidates could result in fewer acquisition opportunities and higher acquisition prices. The magnitude, timing and nature of future acquisitions will depend upon various factors, including:

o   the availability of suitable acquisition candidates;

o   competition with others for suitable acquisitions;

o   the negotiation of acceptable terms;

o   our access to capital;

o the availability of skilled employees to manage and operate the acquired companies; and

o   general economic and business conditions.

We expect to finance acquisitions with cash on hand, through issuance of debt or equity securities and through borrowings under credit arrangements, including pursuant to our credit facility. The ability to obtain debt or equity financing is subject to market conditions and to limitations imposed on us by our credit facility. Therefore, we may not be able to obtain additional financing in order to finance future acquisitions. Our operating and financial flexibility could be substantially limited if we use cash to complete acquisitions.

Potential  environmental   liabilities,   including  those  relating  to  former
operations, may adversely impact our financial position.

We are subject to various federal, state, local and foreign laws and regulations governing environmental matters, including the use, discharge and disposal of hazardous materials. We are presently engaged in the remediation of sites associated with seven discontinued operations in five states, and we are a "potentially responsible party" at five hazardous waste sites in four states. We have recorded a reserve for environmental matters of $27.6 million at March 31, 2001. While the ultimate outcome of these matters cannot be determined, we do not believe that the final disposition of these matters will have a material adverse effect on our financial position, results of operations or cash flows beyond the amounts previously provided for in our financial statements.

Our present and past facilities have been in operation for many years, and, over that time, these facilities have used substances which are or might be considered hazardous, and we have generated and disposed of wastes which are or might be considered hazardous. In addition, new environmental legislation or regulations may be enacted in the future. Therefore, it is possible that additional environmental issues may arise in the future which we cannot now predict.