Form 10-Q
period 2001-06-30
GENERAL SEMICONDUCTOR INC
filed 2001-07-23
CIK 40656

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

Yes  x     No
    ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                               Outstanding at July 23, 2001
-----------------------------                   ----------------------------
Common Stock, par value $0.01                           37,925,131

                  GENERAL SEMICONDUCTOR, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q



                                                                        PAGES
                                                                        -----
PART I. FINANCIAL INFORMATION
        ---------------------

Financial Statements


        Condensed Consolidated Balance Sheets at
        June 30, 2001 (unaudited) and December 31, 2000                   2

        Consolidated Statements of Operations for the Three
        and Six Months ended June 30, 2001 and 2000 (unaudited)           3

        Consolidated Statements of Cash Flows for the Six Months
        ended June 30, 2001 and 2000 (unaudited)                          4

        Notes to Consolidated Financial Statements (unaudited)           5-11

        Management's Discussion and Analysis of
        Financial Condition and Results of Operations                   12-16


PART II. OTHER INFORMATION
         -----------------


        Legal Proceedings                                                17

        Submission of Matters to a Vote of Stockholders                  17

        Exhibits                                                        17-18


        SIGNATURE                                                        19

                                              PART I
                                       FINANCIAL INFORMATION

                                    GENERAL SEMICONDUCTOR, INC.
                              CONDENSED CONSOLIDATED BALANCE SHEETS
                              (In Thousands, Except Stock Par Value)


                                              ASSETS

                                                                         (Unaudited)
                                                                           June 30,       December 31,
                                                                             2001             2000
                                                                        ---------------  ---------------
Current Assets:
Cash                                                                         $   1,087        $   4,913
Accounts receivable, less reserves of $941 and $1,014, respectively             49,988           66,246
Inventories                                                                     54,252           53,698
Prepaid expenses and other current assets                                       11,511           13,803
Deferred income taxes                                                           11,872           11,348
                                                                        ---------------  ---------------
     Total current assets                                                      128,710          150,008

Property, plant and equipment - net                                            254,785          244,889
Excess of cost over fair value of net assets acquired, less accumulated
    amortization of $56,784 and $54,213, respectively                          149,897          152,468
Deferred income taxes, net of valuation allowance                               28,143           26,485
Intangibles and other assets, less accumulated amortization of $17,978 and
    $16,326, respectively                                                       19,627           21,439
                                                                        ---------------  ---------------
TOTAL ASSETS                                                                $  581,162       $  595,289
                                                                        ===============  ===============


                                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable                                                            $   37,367        $  41,709
Deferred income taxes                                                            1,056            1,142
Accrued expenses                                                                39,896           57,026
                                                                        ---------------  ---------------
     Total current liabilities                                                  78,319           99,877

Long-term debt                                                                 230,500          216,500
Deferred income taxes                                                           27,249           26,508
Other non-current liabilities                                                   60,195           64,729
                                                                        ---------------  ---------------
     Total liabilities                                                         396,263          407,614
                                                                        ---------------  ---------------

Commitments and contingencies

Stockholders' Equity:
Preferred Stock, $0.01 par value; 20,000 shares authorized;
no shares issued                                                                     -                -
Common Stock, $0.01 par value; 400,000 shares authorized; 37,925 and
     37,829 shares issued, respectively                                            379              378
Additional paid-in capital                                                      13,199           11,697
Retained earnings                                                              178,692          182,971
                                                                        ---------------  ---------------
                                                                               192,270          195,046
Less - Treasury stock, at cost, 104 shares                                      (7,371)          (7,371)
                                                                        ---------------  ---------------
                                                                               184,899          187,675
                                                                        ---------------  ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $  581,162       $  595,289
                                                                        ===============  ===============


                            See notes to consolidated financial statements.


                           GENERAL SEMICONDUCTOR, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                (Unaudited - In Thousands, Except Per Share Data)



                                                                          Three Months Ended                  Six Months Ended
                                                                                June 30,                          June 30,
                                                                       ------------------------           ---------------------
                                                                       2001                2000            2001              2000
                                                                       ----                ----            ----              ----

NET SALES                                                          $   84,027        $    128,318      $ 186,035        $  243,288

Cost of sales                                                          63,748              88,810        138,901           169,247
                                                                   ----------        ------------      ---------        ----------

GROSS PROFIT                                                           20,279              39,508         47,134            74,041

Selling, general and administrative                                    11,812              14,357         24,546            27,021
Research and development                                                2,912               1,761          5,525             3,435
Amortization of excess of cost over fair value
    of net assets acquired                                              1,286               1,286          2,571             2,571
Restructuring                                                               -                   -          8,913                 -
Asset impairment                                                            -                   -          4,035                 -
                                                                  -----------        ------------      ---------        ----------
        Total operating costs and expenses                             16,010              17,404         45,590            33,027
                                                                  -----------        ------------      ---------        ----------
OPERATING INCOME                                                        4,269              22,104          1,544            41,014
                                                                  -----------        ------------      ---------        ----------
Other income                                                               58                 (22)           176                (7)
Interest expense-net                                                   (3,858)             (4,808)        (7,832)          (10,113)
                                                                  ------------       -------------     ----------       ----------

INCOME (LOSS) BEFORE INCOME TAXES                                         469              17,274         (6,112)           30,894
(Provision for) benefit from income taxes                                (141)             (5,181)         1,833            (9,267)
                                                                  ------------       -------------     ----------        ---------
NET INCOME (LOSS)                                                   $     328        $     12,093      $  (4,279)        $  21,627
                                                                  ============       =============     ==========        =========
Weighted Average Shares Outstanding:
  Basic                                                                37,777              37,671         37,752            37,501
  Diluted                                                              38,285              49,945         37,752            49,779

Earnings (loss) per share:
  Basic                                                            $     0.01          $     0.32      $   (0.11)        $    0.58
  Diluted                                                          $     0.01          $     0.28      $   (0.11)        $    0.50


                 See notes to consolidated financial statements.

                                           GENERAL SEMICONDUCTOR, INC.
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (Unaudited - In Thousands)


                                                                                         Six Months Ended
                                                                                             June 30,
                                                                                 ----------------------------------
                                                                                     2001                2000
                                                                                 --------------      --------------
OPERATING ACTIVITIES:
 Net income (loss)                                                                  $   (4,279)          $ 21,627
 Adjustments to reconcile to net cash
    from operating activities:
    Depreciation and amortization                                                       15,867             14,729
    Asset impairment in conjunction with restructuring                                   4,035                  -
    Stock options charge in conjunction with restructuring                                 538                  -
    Deferred income taxes                                                               (1,528)             1,149
Changes in assets and liabilities:
         Accounts receivable                                                            16,258            (11,547)
         Inventories                                                                      (553)            (3,640)
         Prepaid expenses and other current assets                                       1,578             (2,056)
         Other non-current assets                                                          198                194
         Accounts payable and accrued expenses                                         (23,194)            12,551
         Restructuring                                                                  (2,023)              (716)
         Other non-current liabilities                                                  (4,633)            (3,071)
    Other                                                                                1,706              1,802
                                                                                 --------------      --------------
Net cash provided by operating activities                                                3,970             31,022
                                                                                 --------------      --------------


INVESTING ACTIVITIES:
    Expenditures for property, plant and equipment                                     (22,715)           (13,270)
                                                                                 --------------      --------------
Net cash used in investing activities                                                  (22,715)           (13,270)
                                                                                 --------------      --------------


FINANCING ACTIVITIES:
    Net proceeds from (repayments of) revolving credit facilities                       14,000            (24,000)
    Deferred financing fees                                                                (45)              (593)
    Exercise of stock options                                                              964              8,086
                                                                                 --------------      --------------
Net cash provided by (used in) financing activities                                     14,919            (16,507)
                                                                                 --------------      --------------
(Decrease) increase in cash and cash equivalents                                        (3,826)             1,245
                                                                                 --------------      --------------
Cash and cash equivalents, beginning of period                                           4,913              2,586
                                                                                 --------------      --------------
Cash and cash equivalents, end of period                                              $  1,087           $  3,831
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

                          GENERAL SEMICONDUCTOR, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
               (All amounts in thousands, except per share data)


1.       DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

General Semiconductor, Inc. is a leader in the design, manufacture and distribution of semiconductors serving the power management market. The Company provides customers with a broad array of products including rectifiers, transient voltage suppressors, small-signal transistors, diodes, MOSFETs and Analog ICs. Its global customer base includes original equipment manufacturers, electronic distributors and contract equipment manufacturers. Key market segments for its products include automotive, computer, consumer and telecommunications.

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all necessary adjustments (consisting of normal recurring adjustments) and present fairly the Company's financial position as of June 30, 2001, the results of its operations for the three and six months ended June 30, 2001 and 2000, and its cash flows for the six months ended June 30, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America for interim financial information applied on a consistent basis. There were no adjustments of a non-recurring nature recorded during the three and six months ended June 30, 2001 and 2000, other than the restructuring charge and asset write-off. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year. Certain prior year amounts have been reclassified to conform to the current year presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in General Semiconductor's Annual Report on Form 10-K for the year ended December 31, 2000.


2.       INVENTORIES

         Inventories consist of:

                              June 30, 2001                 December 31, 2000
                              -------------                 -----------------

         Raw materials          $ 6,419                           $ 7,585
         Work in process         19,105                            15,388
         Finished goods          28,728                            30,725
                                -------                           -------
                                $54,252                           $53,698
                                =======                           =======



3.           RESTRUCTURING AND ASSET IMPAIRMENT

On February 7, 2001 the Company announced a comprehensive restructuring plan designed to reduce costs and better align the manufacturing infrastructure to new product technologies and overall near-term reduced volumes. The restructuring program and asset impairment responds to today's dynamic and rapidly changing business environment characterized by a severe decline in demand for certain products and an increasingly competitive price environment. As a result, the Company was required to outsource manufacturing of lower-margin products thereby creating a decline in machinery utilization and, in some cases, obsolescence.

Significant components of the restructuring charge recorded during the three months ended March 31, 2001 and remaining accrual as of June 30, 2001 include:


     Employee costs                                  $ 7,229
     Facility costs                                    1,471
     Other                                               213
                                                     -------
       Restructuring charge                            8,913

     Employee termination payments                    (1,864)
     Stock option remeasurement                         (538)
     Facility costs                                      (11)
     Other                                              (148)
                                                     -------
       Restructuring accrual as of June 30, 2001     $ 6,352
                                                     =======

Employee costs include a global early retirement program and corporate workforce reduction affecting 183 of the Company's nearly 5,400 employees. Facility costs represent the remaining lease payments related to the U.S. corporate and sales office consolidation.

During the six months ended June 30, 2001, $1.9 million of payments were made to employees that were terminated in conjunction with the workforce reduction and early retirement program. Additionally, $0.5 million was credited to additional paid-in capital for the remeasurement of stock options incurred in conjunction with the group of employees accepting the early retirement package.

Accordingly, as of June 30, 2001, approximately $6.4 million is included in accrued expenses for the remaining restructuring payments. Approximately $4.0 million is expected to be paid by December 31, 2001.

Certain manufacturing assets and related spare parts were determined to be impaired and removed from operation during the quarter ended March 31, 2001 as a result of the Company's change in strategic direction. By geographic segment, the following asset impairment charges were incurred:


         Far East           $1,165
         Europe              1,844
         China                 950
         United States          76
                            ------
                            $4,035
                            ======


4.       LITIGATION

The Company was not a party to any pending legal proceedings other than various claims and lawsuits arising in the normal course of business and those for which we are indemnified. The Company's management is of the opinion that these litigations or claims will not have a material negative effect on our consolidated financial position, results of operations or cash flows.

On April 25, 2001, Siliconix Incorporated ("Siliconix"), a company 80.4% owned by Vishay Intertechnology Inc., filed a patent infringement lawsuit in the United States District Court for the Northern District of California. The complaint alleges that certain of the Company's products infringe two patents held by Siliconix related to power MOSFET products. The complaint seeks injunctive relief and unspecified damages. On July 2, 2001, the Company filed its answer denying the allegations in the complaint and asserting certain counterclaims. The Company believes that the Siliconix complaint is without merit and intends to defend it vigorously.

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

Also included under the same caption in the Northern District of Illinois was an action entitled BKP Partners, L.P. v. General Instrument Corp., brought in February 1996 by certain holders of preferred stock of Next Level Communications, which was merged into a subsidiary of General Instrument Corporation in September 1995. The action was originally filed in the Northern District of California and was later transferred for pretrial purposes to the Northern District of Illinois. The action is now being transferred to the Northern District of California for trial. The plaintiffs allege that the defendants violated federal securities laws by making misrepresentations and omissions and breached fiduciary duties to Next Level in connection with the acquisition of Next Level by General Instrument Corporation. Plaintiff's complaints seek, among other things, unspecified damages and attorneys' fees and costs.


5.       COMMITMENTS AND CONTINGENCIES

The Company is subject to various federal, state, local and foreign laws and regulations governing environmental matters, including the use, discharge and disposal of hazardous materials. The Company's manufacturing facilities are believed to be in substantial compliance with current laws and regulations. Complying with current laws and regulations has not had a material adverse effect on the Company's financial condition. In connection with the Distribution, the Company retained the obligations with respect to environmental matters relating to its discontinued operations and its status as a "potentially responsible party." The Company is presently engaged in the remediation of five sites relating to discontinued operations in three states, and is a "potentially responsible party" at five hazardous waste sites in four states.

The Company has engaged independent consultants to assist management in evaluating potential liabilities related to environmental matters. Management assesses the input from these independent consultants along with other information known to the Company in its effort to continually monitor these potential liabilities. Management assesses its environmental exposure on a site-by-site basis, including those sites where the Company has been named as a "potentially responsible party". Such assessments include the Company's share of remediation costs, information known to the Company concerning the size of the hazardous waste sites, their years of operation and the number of past users and their financial viability. The Company has a reserve recorded for environmental matters of approximately $24.7 million at June 30, 2001 (approximately $27.9 million at December 31, 2000). While the ultimate outcome of these matters cannot be determined, management does not believe that the final disposition of these matters will have a material adverse effect on the Company's financial position, results of operations or cash flows beyond the amounts previously provided for in the financial statements.

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

Set forth below are reconciliations of the numerators and denominators of the basic and diluted per share computations for the three and six months ended June 30, 2001 and 2000. The effect of outstanding options and Convertible Subordinated Notes (the "Convertible Notes") for the six months ended June 30, 2001 was anti-dilutive and, therefore, not included.


                                        For the Three Months                          For the Three Months
                                         Ended June 30, 2001                           Ended June 30, 2000
                                        --------------------                          --------------------

                                 Income         Shares        Per-Share        Income          Shares        Per-Share
                              (Numerator)    (Denominator)     Amount        (Numerator)    (Denominator)     Amount
                              -----------    -------------    ---------      -----------    -------------    ---------
Basic EPS
  Net income                     $328           37,777          $0.01          $12,093          37,671         $0.32
                                                                =====                                          =====
Effect of Dilutive Securities
  Options                           _              508                                           1,181
  Convertible Notes                                                              1,698          11,093
                                 ----           ------                         -------          ------

Diluted EPS
  Net income                     $328           38,285          $0.01          $13,791          49,945         $0.28
                                 ====           ======          =====          =======          ======         =====

                                        For the Six Months                            For the Six Months
                                       Ended June 30, 2001                            Ended June 30, 2000
                                       -------------------                            -------------------


                                 Income         Shares        Per-Share        Income          Shares        Per-Share
                              (Numerator)    (Denominator)      Amount       (Numerator)    (Denominator)     Amount
                              -----------    -------------    ---------      -----------    -------------    ---------
Basic EPS
  Net income(loss)              $(4,279)        37,752         $(0.11)         $21,627          37,501         $0.58
                                                               =======                                         =====
Effect of Dilutive Securities
  Options                           _              _                                             1,185
  Convertible Notes                                                              3,367          11,093
                                --------        ------                         -------          ------
Diluted EPS
  Net income(loss)              $(4,279)        37,752         $(0.11)         $24,994          49,779         $0.50
                                ========        ======         =======         =======          ======         =====



7.       GEOGRAPHIC SEGMENT INFORMATION

General Semiconductor is engaged in one industry segment, specifically, the design, manufacture and sale of power management semiconductors. The Company manages its business on a geographic basis. Summarized financial information for the Company's reportable geographic segments is presented in the following table. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company's Annual Report on Form 10K for the year ended December 31, 2000. Net sales by reportable geographic segment reflect the originating source of the unaffiliated sale. Intercompany transfers represent the originating geographic source of the transfer and principally reflect product assembly which is accounted for at cost plus a nominal profit. In determining earnings(loss) before income taxes for each geographic segment, sales and purchases between areas have been accounted for on the basis of internal transfer prices set by the Company.

                           United
                           States     Europe      Far East    China    Corporate   Consolidated
                           ------     ------      --------    -----    ---------   ------------
Three months ended
June 30, 2001:
Net sales (a) ..........  $43,000     $27,752      $13,244    $   31    $      -     $84,027
Intercompany transfers..   25,457      28,325       32,975     8,898     (95,655)          -
                          -------     -------      -------    ------    ---------    -------
Net sales...............   68,457      56,077       46,219     8,929     (95,655)     84,027
                          =======     =======      =======    ======    =========    =======

Interest income.........        -          18           51         1          16          86
Interest expense........        -           2           12         -       3,930       3,944
Depreciation and
  amortization expense..    2,803       1,714        2,369       806           -       7,692
Earnings(loss) before
  provision for (benefit
  from) income taxes....   (5,548)        197        3,547     2,273           -         469
Income tax (benefit)
  expense...............  $(1,364)    $   227      $ 1,223    $   55    $      -     $   141


Three months ended
June 30, 2000:
Net sales (a)...........  $ 68,882    $39,159      $20,277    $     -  $       -     $128,318
Intercompany transfers..    36,297     44,489       41,918     13,951   (136,655)           -
                          --------    -------      -------    -------  ----------    --------
Net sales...............   105,179     83,648       62,195     13,951   (136,655)     128,318
                          ========    =======      =======    =======  ==========    ========

Interest income.........         -         11           14          2         13           40
Interest expense........         -         52           22          -      4,774        4,848
Depreciation and
  amortization expense..     2,723      1,386        2,398        864          -        7,371
Earnings before provision
  for income taxes......     4,874      5,325        4,874      2,201          -       17,274
Income tax (benefit)
  expense...............  $  2,542    $ 1,740      $   535    $   364  $       -     $  5,181



                           United
                           States     Europe      Far East    China    Corporate   Consolidated
                           ------     ------      --------    -----    ---------   ------------

Six months ended
June 30, 2001:
Net sales (a) ..........  $ 91,032    $ 66,287     $ 28,634   $    82  $       -      $186,035
Intercompany transfers..    58,741      65,256       67,684    18,763   (210,444)            -
                          --------    --------     --------   -------  ----------     --------
Net sales...............   149,773     131,543       96,318    18,845   (210,444)      186,035
                          ========    ========     ========   =======  ==========     ========

Interest income.........         -          38           96         3         31           168
Interest expense........         -           4           29         -      7,967         8,000
Depreciation and
  amortization expense..     5,715       3,641        5,071     1,440          -        15,867
Earnings(loss) before
  provision for (benefit
  from) income taxes....   (15,590)      2,206        4,558     2,714          -        (6,112)
Income tax (benefit)
  expense...............  $ (4,706)   $  1,493     $  1,262   $   118  $       -      $ (1,833)

Six months ended
June 30, 2000:
Net sales (a)...........  $130,803    $ 74,840     $ 37,645   $     -  $       -      $243,288
Intercompany transfers..    72,113      86,501       82,162    27,122   (267,898)            -
                          --------    --------     --------   -------  ----------     --------
Net sales...............   202,916     161,341      119,807    27,122   (267,898)      243,288
                          ========    ========     ========   =======  ==========     ========

Interest income.........         -          15           24         7         25            71
Interest expense........         -         104           36         -     10,044        10,184
Depreciation and
  amortization expense..     5,422       2,707        4,870     1,730          -        14,729
Earnings before provision
  for income taxes......    11,812       9,444        6,484     3,154          -        30,894
Income tax expense......  $  5,276    $  3,110     $    457   $   424  $       -      $  9,267


(a) Included in United States net sales are export sales as follows:

             Three Months Ended June 30,            Six Months Ended June 30,
             ---------------------------            -------------------------
                  2001         2000                  2001             2000
                  ----         ----                  ----             ----

    Taiwan      $14,156      $18,823               $27,532          $35,610
    China        10,183       12,534                20,115           22,680
                -------      -------               -------          -------
                $24,339      $31,357               $47,647          $58,290
                =======      =======               =======          =======

    Net sales, by destination, within the European geographic segment are:

             Three Months Ended June 30,            Six Months Ended June 30,
             ---------------------------            -------------------------
                  2001         2000                  2001             2000
                  ----         ----                  ----             ----

    France       $ 2,460      $ 3,404              $ 5,665          $ 6,526
    Germany       12,876       16,298               29,771           31,630
    Italy          3,202        4,162                7,409            8,044
    U.K.           2,739        6,152                7,415           10,850
    Other          6,474        9,143               16,027           17,790
                 -------      -------              -------          -------
                 $27,751      $39,159              $66,287          $74,840
                 =======      =======              =======          =======


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

The following table sets forth items included in the statements of operations as a percentage of net sales:

                                          Three Months             Six Months
                                         Ended June 30,          Ended June 30,
                                         --------------          --------------
                                         2001      2000          2001      2000
                                         ----      ----          ----      ----

Net sales.............................  100.0%    100.0%        100.0%    100.0%
Cost of sales.........................   75.9      69.2          74.7      69.6
                                        ------    ------        ------    ------
Gross profit..........................   24.1      30.8          25.3      30.4
Selling, general and administrative...   14.1      11.2          13.2      11.1
Research and development..............    3.4       1.4           3.0       1.4
Amortization of excess of cost over
  fair value of net assets acquired...    1.5       1.0           1.4       1.1
Restructuring.........................      -         -           4.8         -
Asset impairment......................      -         -           2.1         -
                                        ------     -----        ------    ------
Operating income......................    5.1      17.2           0.8      16.9
Other income..........................      -         -             -         -
Interest expense - net................    4.6       3.7           4.1       4.2
                                        ------    ------        ------    ------
Income(loss) before income taxes......    0.5      13.5          (3.3)     12.7
Provision for (benefit from) income
  taxes...............................    0.1       4.0          (1.0)      3.8
                                        ------    ------        -------   ------
Net income(loss)......................    0.4%      9.4%         (2.3%)     8.9%
                                        ======    ======        =======   ======

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

Adjusted EBITDA is calculated by adding to EBITDA certain items of expense that the Company believes are not part of continuing operations, consisting of pre-tax charges incurred in 2001 of $12.9 million for the restructuring and asset impairment.


                        Three Months Ended June 30,   Six Months Ended June 30,
                        ---------------------------   -------------------------
                            2001          2000           2001           2000
                            ----          ----           ----           ----
Net income(loss).......   $   328       $12,093        $(4,279)       $21,627
Interest...............     3,858         4,808          7,832         10,113
Taxes..................       141         5,181         (1,833)         9,267
Depreciation and
  amortization(1)......     7,243         6,911         14,962         13,861
                          -------       -------        -------         ------
EBITDA.................    11,570        28,993         16,682         54,868
Restructuring and
  asset impairment.....         -             -         12,948              -
                          -------       -------        -------        -------
Adjusted EBITDA........   $11,570       $28,993        $29,630        $54,868
                          =======       =======        =======        =======


(1) Amortization of deferred financing fees is excluded from "Depreciation and amortization" and included in "Interest".

RESULTS OF OPERATIONS:
---------------------

NET SALES
---------

Net sales of $84.0 million for the three months ended June 30, 2001 decreased $44.3 million from $128.3 million for the comparable prior year period. The 34.5% decrease is due primarily to a 27.5% decrease in unit volume and an approximate 5.2% decline in average selling prices. For the six months ended June 30, 2001 net sales decreased $57.3 million to $186.0 million from $243.3 million for the corresponding prior year period. The 23.5% decrease relates to a 17.4% decrease in volume and a 3.3% decline in average selling prices.

Geographically, approximately 33% of net sales were generated from Europe, 45% from the Asia/Pacific region and 22% from North America for the three months ended June 30, 2001 compared with approximately 30% for each of Europe and North America and 40% in Asia/Pacific for the corresponding prior year period. For the six months ended June 30, 2001, approximately 36% of net sales were generated from Europe, 41% from the Asia/Pacific region and 23% from North America, compared with approximately 30% for each of Europe and North America and 40% in Asia Pacific for the corresponding prior year period.


COST OF SALES
-------------

Cost of sales for the three and six months ended June 30, 2001 of $63.7 million and $138.9 million compared to $88.8 million and $169.2 million for the corresponding prior year periods. Cost of sales decreased $25.1 million for the three months and $30.3 million for the six months. The 28.3% decrease for the three months and 17.9% decrease for the six months is principally due to a decrease in unit volume sales, ongoing cost reductions and reduced variable compensation costs.

Accordingly, gross margin for the three and six months ended June 30, 2001 represents 24.1% and 25.3% of net sales, respectively, compared with 30.8% and 30.4% in the comparable prior year periods. The decrease relates to reduced capacity utilization and factory absorption and a decline in worldwide average selling prices.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------

Selling, general and administrative expenses of $11.8 million and $24.5 million for the three and six months ended June 30, 2001 decreased from $14.4 million and $27.0 million from the corresponding prior year periods due to savings achieved from the restructuring, cost containment initiatives enacted due to the current slowdown in demand and reduced variable compensation. As a percentage of net sales, selling, general and administrative expenses have increased to 14.1% and 13.2% for the three and six months ended June 30, 2001 from 11.2% and 11.1% in the comparable prior year periods due to lower revenues.


RESEARCH AND DEVELOPMENT EXPENSES
---------------------------------

Research and development spending reflects the development of new products as well as the continued modification of existing products. Research and development expenses of $2.9 million and $5.5 million for the three and six months ended June 30, 2001 increased from $1.8 million and $3.4 million for the comparable prior year periods. The 65% and 62% increases for the three and six months ended June 30, 2001, respectively, compared with the prior year periods is due to costs incurred related to the introduction of new products in the power conditioning and protection portfolios, expansion of the MOSFET offerings and the development of power management products including analog Integrated Circuits ("I/C's"). As a percentage of net sales, research and development expenses represent 3.4% and 3.0% for the three and six months ended June 30, 2001 compared with 1.4% for the comparable prior year periods due to the proportionately higher increase in spending coupled with the decline in net sales compared with the prior year.

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

Restructuring charges recorded in the six months ended June 30, 2001 of $8.9 million primarily related to employee separation and related costs of $7.2 million and facility and other incremental costs of $1.7 million. Asset impairment charges totaled $4.0 million. This program is expected to generate annual savings of approximately $7.0 million which began in the second quarter of 2001.

As demand continues to be weak, the Company has been reviewing its worldwide operations and expects to incur a charge for the three months ended September 30, 2001 for costs to restructure in order to increase efficiencies, enhance profitability, significantly reduce costs and subcontract the manufacturing of certain mature products.


NET INTEREST EXPENSE
--------------------

Net interest expense decreased to $3.9 million and $7.8 million for the three and six months ended June 30, 2001 from $4.8 million and $10.1 million for the corresponding prior year periods. This decrease relates to a $32.0 million and a $41.0 million reduction in the average debt balance outstanding for the three and six months ended June 30, 2001, respectively, and reduced borrowing rate on floating rate debt.


INCOME TAXES
------------

The provision for income taxes is computed utilizing the Company's expected annual effective income tax rate. The Company's effective tax rate for the six months ended June 30, 2001 and 2000 is 30.0%.


ADJUSTED EBITDA
---------------

The $17.4 million and $25.2 million decrease in adjusted EBITDA for the three and six months ended June 30, 2001, respectively, compared with the corresponding prior year periods is due primarily to decreased volume, reduced factory utilization and lower average selling prices.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Working capital at June 30, 2001 was $50.4 million compared to $50.1 million at December 31, 2000. The working capital increase of $0.3 million resulted primarily from decreases in accounts receivable, accrued expenses and income taxes payable. The current ratio is 1.64 to 1 at June 30, 2001 compared with a ratio of 1.50 to 1 at December 31, 2000.

During the six months ended June 30, 2001 the Company invested approximately $22.7 million in property, plant and equipment primarily for capacity expansion compared with $13.3 million for the corresponding prior year period. The Company currently plans to invest up to $40.0 million in capital expenditures for the year ended December 31, 2001 principally for certain new products, automation, capacity increases (primarily for power management and conditioning products) and quality and system enhancements.

The Company generated cash flow from operations but experienced an overall decrease in cash for the six months ended June 30, 2001 primarily due to the net loss incurred and expenditures for property, plant and equipment offset in part, by borrowings under the revolving credit line.

In December 1999, the Company issued $172.5 million principal amount of 5.75% convertible subordinated notes (the "Convertible Notes") due December 15, 2006. Interest on the Convertible Notes is payable semi-annually on June 15 and December 15 of each year, commencing in June, 2000. The Convertible Notes are convertible into 11.1 million shares of the Company's common stock, at the option of the holder, at a conversion price of $15.55 per share. The Convertible Notes are redeemable at the Company's option, in whole or in part, at any time on or after December 15, 2002 at a premium of 103.286% of par value declining annually to 100.821% at December 15, 2005 and thereafter. The Convertible Notes are subordinated to the Company's existing and future senior indebtedness ($58.0 million at June 30, 2001) and to certain existing and future trade payable and other liabilities of certain of our subsidiaries (approximately $69.7 million at June 30, 2001). The holders of the Convertible Notes may require the Company to repurchase the notes at par value, plus interest and liquidated damages, if any, upon a change in control of the Company. Proceeds from the Convertible Notes were used to repay outstanding indebtedness under the Company's credit facility described below.

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

The Credit Agreement contains financial and operating covenants, including limitations on guarantee obligations, liens, sale of assets, indebtedness, investments, capital expenditures, payment of dividends and leases, and requires the maintenance of certain financial ratios. In addition, certain changes in control of the Company would cause an event of default under the Credit Agreement. The December 1998 and June 1999 amendments revised certain covenant compliance calculations to provide the Company with greater flexibility. As required by the Credit Agreement, the Company entered into a guarantee and collateral agreement in August 1999 under which substantially all of the domestic assets and a portion of the capital stock of its foreign subsidiaries were pledged as security to the lenders. At June 30, 2001 and December 31, 2000, the Company was in compliance with all such amended covenants. The Company reviews financial projections on a regular basis. In light of the aforementioned restructuring charge expected to be incured in the three months ended September 30, 2001 coupled with current projections for the remainder of 2001, the Company is considering what revisions to the revolving credit facility may be necessary to maintain compliance in the future. Ability to make payments on and to refinance the indebtedness, to remain in compliance with the various restrictions and covenants found in the credit agreement and to fund working capital, capital expenditures, research and development efforts and strategic acquisitions will depend on the Company's ability to generate cash in the future, which is subject to, among other things, future operating performance.

The weighted average interest rate on the Company's long-term debt as of June 30, 2001 and 2000 was 5.8% and 6.7%, respectively.

At June 30, 2001 there were $11.0 million of letters of credit outstanding that reduce the amount that can be borrowed against the Company's $263.8 million credit facility.

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


NEW EUROPEAN CURRENCY
---------------------

A new European currency ("Euro") was introduced in January 1999 to replace the separate currencies of eleven individual countries. The Company will need to modify its payroll, benefits and pension systems, and internal financial reporting systems to be able to process transactions in the new currency. Necessary modifications to contracts with suppliers and customers are being made on an ongoing basis to reflect the new Euro currency. Since 2001 is the last year of a three-year transition period during which transactions may be made in the old currencies, it is the Company's intention to have the necessary modifications developed and implemented by January 1, 2002. This may require a dual currency process until the conversion is complete. The cost of this effort is not expected to be material and is being expensed as incurred. There can be no assurance, however, that all problems will be foreseen and corrected, or that no material disruption of the Company's business will occur. The Company has not experienced any material negative impact to date as a result of the introduction of the Euro.

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

                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings
           -----------------

           See Part I, Note 4 to the Consolidated Financial Statements.


Item 5.    Submission of Matters to a Vote of Stockholders
           -----------------------------------------------

           General Semiconductor held an Annual Meeting of Stockholders on May 9, 2001.

           1. The stockholders approved the election of six directors. The votes cast for each nominee were as follows:

                                              FOR               WITHHELD
                                              ---               --------

               C. Scott Kulicke            35,770,155           143,233
               Ronald A. Ostertag          35,543,505           369,883
               Ronald Rosenzweig           35,769,480           143,908
               Peter A. Schwartz           35,769,530           143,858
               Samuel L. Simmons           35,767,835           145,553
               Prof. Gerard T. Wrixon      35,770,283           143,105


          2. The stockholders ratified the appointment of Deloitte & Touche, LLP as independent auditor for the Company for the 2001 fiscal year by a vote of 35,872,072 shares in favor of the appointment, 32,564 shares against the appointment and 8,752 shares abstaining.

Item 6.    Exhibits
           --------

           (a)    Exhibits
                  --------

                  10.11.1+  Second Amendment to the General Semiconductor, Inc.
                            Supplemental Executive Retirement Plan, dated as of
                            May 18, 2001.
                  10.13.1+  Second Amendment to the Amended and Restated
                            Severance Protection Agreement between Ronald A.
                            Ostertag and General Semiconductor, Inc., dated as
                            of July 18, 2001.
                  10.14.1+  Second Amendment to the Amended and Restated
                            Severance Protection Agreement, dated July 18, 2001.
                  99        Forward Looking Information

                  _______________________________
                  +  Management compensation.


           (b)    Reports on Form 8-K
                  -------------------

                  1) The Company  filed a Form 8-K with the SEC,  dated April 4,
                     2001, to report under Item 5 of that Form that a press release was issued on April 3, 2001 announcing its review of Vishay Intertechnology Inc.'s acquisition proposal and that a press release was issued on April 4, 2001 announcing that a letter was sent to Vishay Intertechnology Inc. in response to the acquisition proposal. Copies of the press releases were filed as exhibits to the Form 8-K.
                  2) The Company filed a Form 8-K with the SEC, dated April 19,
                     2001, to report under Item 5 of that Form that a press release was issued on April 18, 2001 rejecting Vishay Intertechnology Inc.'s unsolicited acquisition proposal,and a press release was issued on April 19, 2001 announcing earnings for the three months ended March 31, 2001 and that the Board of Directors of the Company adopted amendments to Article II, Section 11 and Article IV,
                     Section 7 of the Company's Amended and Restated By-Laws. Copies of the press releases and the Amended and Restated By-Laws were filed as exhibits to the Form 8-K.
                  3) The Company filed a Form 8-K with the SEC, dated April 30,
                     2001, to report under Item 5 of that Form that a press release was issued on April 25, 2001 reiterating its rejection of Vishay Intertechnology, Inc.'s acquisition proposal. A copy of the press release was filed as an exhibit to the Form 8-K.
                  4) The Company filed a Form 8-K with the SEC, dated June 15,
                     2001, to report under Item 5 of that Form that a press release was issued on June 15, 2001 announcing updated earnings estimates for the quarter ended June 30, 2001.
                     A copy of the press release was filed as an exhibit to the Form 8-K.

                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                          GENERAL SEMICONDUCTOR, INC.


July 23, 2001             /s/Robert J. Gange
------------              ------------------
Date                      Robert J. Gange
                          Senior Vice President and Chief Financial Officer
                          Signing both in his capacity as Senior Vice President
                          on behalf of the Registrant and as Chief
                          Financial Officer of the Registrant

                                                                EXHIBIT 10.11.1




                                SECOND AMENDMENT
                                     TO THE
                           GENERAL SEMICONDUCTOR, INC.
                     SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

     The General Semiconductor, Inc. Supplemental Executive Retirement Plan is hereby amended as follows, effective upon execution hereof:

                            I.

Section 2.4 (ii) is amended to read:

(ii) in the event of a Change of Control (as defined in the General Semiconductor, Inc. Amended and Restated 1998 Long-Term Incentive Plan, as amended) the present value lump sum actuarial equivalent of each participant's Supplemental Benefit on the date of the Change of Control (including Supplemental Benefits then in pay status) shall be paid immediately in a lump sum in cash.

                           II.

Except as amended herein, the Plan shall remain in full force and effect.

     IN WITNESS WHEREOF, General Semiconductor, Inc. has caused this amendment to be executed this 18th day of May, 2001.


                                          GENERAL SEMICONDUCTOR, INC.



                                          By:  /s/ Ronald A. Ostertag___________
                                               Ronald A. Ostertag
                                               Chief Executive Officer

                                                                 EXHIBIT 10.13.1


                             Second Amendment to the
               Amended and Restated Severance Protection Agreement
           between Ronald A. Ostertag and General Semiconductor, Inc.

     THIS AMENDMENT, made as of July 18, 2001 between General Semiconductor, Inc., a Delaware corporation (the "Corporation") and Ronald A. Ostertag (the "Executive").

     WHEREAS, the Corporation and the "Executive" have entered into a severance protection agreement ("Severance Agreement"); and

     WHEREAS, on July 18, 2001 the Board of Directors determined that it is in the best interest of the Corporation to amend the definition of "Base Amount," "Bonus Amount" and "Change in Control" in the Severance Agreement;

     NOW, THEREFORE, the Corporation and the Executive hereby amend the Severance Agreement as follows, effective July 18, 2001:

     Section 13, Definitions, is amended to read:

     13.1. Accrued Compensation. For purposes of this Agreement, "Accrued Compensation" shall mean all amounts of compensation for services rendered to the Corporation or any of its Affiliates that have been earned or accrued through the Termination Date but that have not been paid as of the Termination Date including (a) base salary, (b) reimbursement for reasonable and necessary business expenses incurred by the Executive on behalf of the Corporation or of its Affiliates of the Corporation during the period ending on the Termination Date, (c) vacation pay and (d) bonuses and incentive compensation; provided, however, that Accrued Compensation shall not include any amounts described in clause (a) or clause (d) that have been deferred pursuant to any salary reduction or deferred compensation elections made by the Executive.

     13.2. Affiliate. For purposes of this Agreement, "Affiliate" shall mean any entity, directly or indirectly, controlled by, controlling or under common control with the Corporation or any corporation or other entity acquiring, directly or indirectly, all or substantially all the assets and business of the Corporation, whether by operation of law or otherwise.

     13.3. Base Amount. For purposes of this Agreement, "Base Amount" shall mean the Executive's annual base salary at the greatest rate in effect at any time during the period beginning on June 1, 2001 and ending on the date of the Executive's termination of employment, determined without regard to any salary reduction or deferred compensation elections made by the Executive.

     13.4. Bonus Amount. For purposes of this Agreement, "Bonus Amount" shall mean the target annual bonus payable to the Executive under the Incentive Plan in respect of the fiscal year of the Corporation during which the Termination Date occurs or, if greater, the target annual bonus payable to the Executive under the Incentive Plan in respect of the fiscal year of the Corporation during which the Change in Control occurs. For purposes of this Section 13.4, the target annual bonus payable to the Executive shall be calculated using the Base Amount.

     13.5. Cause. For purposes of this Agreement, a termination of employment is for "Cause" if the Executive has been convicted of a felony or the termination is evidenced by a resolution adopted in good faith by two-thirds of the Board of Directors of the Corporation that the Executive:

          (a) intentionally and continually failed substantially to perform his reasonably assigned duties with the Corporation and its Affiliates (other than a failure resulting from the Executive's incapacity due to physical or mental illness or from the assignment to the Executive of duties inconsistent with those he performs as of a Change in Control) which failure continued for a period of at least thirty (30) days after a written notice of demand for substantial performance, signed by a duly authorized officer of the Corporation, has been delivered to the Executive specifying the manner in which the Executive has failed substantially to perform, or

          (b) intentionally engaged in conduct which is demonstrably and materially injurious to the Corporation and its Affiliates; provided, however, that no termination of the Executive's employment shall be for Cause as set forth in this Section 13.5(b) until (1) there shall have been delivered to the Executive a copy of a written notice, signed by a duly authorized officer of the Corporation, setting forth that the Executive was guilty of the conduct set forth in this Section 13.5(b) and specifying the particulars thereof in detail, and (2) the Executive shall have been provided an opportunity to be heard in person by the Board of Directors of the Corporation (with the assistance of the Executive's counsel if the Executive so desires).

          No act, nor failure to act, on the Executive's part, shall be considered "intentional" unless the Executive has acted, or failed to act, with a lack of good faith and with a lack of reasonable belief that the Executive's action or failure to act was in the best interest of the Corporation and its Affiliates. Notwithstanding anything contained in this Agreement to the contrary, no failure to perform by the Executive after a Notice of Termination is given to the Corporation by the Executive shall constitute Cause for purposes of this Agreement.

          13.6 Change in Control. For purposes of this Agreement, "Change in Control" shall mean the occurrence of any of the following:

               (a) An acquisition (other than directly from the Corporation) of any voting securities of the Corporation (the "Voting Securities") by any Person, immediately after which such Person has "Beneficial Ownership" (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of thirty-three percent (33%) or more of the then outstanding Shares or the combined voting power of the Corporation's then outstanding Voting Securities; provided, however, in determining whether a Change in Control has occurred pursuant to this Section 13.6(a), Shares or Voting Securities which are acquired in a "Non-Control Acquisition" (as hereinafter defined) shall not constitute an acquisition which would cause a Change in Control. A "Non-Control Acquisition" shall mean an acquisition by (i) an employee benefit plan (or a trust forming a part thereof) maintained by (A) the Corporation or (B) any corporation or other Person of which a majority of its voting power or its voting equity securities or equity interest is owned, directly or indirectly, by the Corporation (for purposes of this definition, a "Related Entity"), (ii) the Corporation or any Related Entity, or (iii) any Person in connection with a "Non-Control Transaction" (as hereinafter defined);

               (b) The individuals who, as of July 18, 2001, are members of the Board (the "Incumbent Board"), cease, for any reason, to constitute at least two-thirds (2/3) of the members of the Board or, following a Merger (as defined below) which results in a Parent Corporation (as defined in paragraph (c)(i)(A) below), the board of directors of the ultimate Parent Corporation; provided, however, that if the election, or nomination for election by the Corporation's common stockholders, of any new director was approved by a vote of at least two-thirds (2/3) of the Incumbent Board, such new director shall, for purposes of this Plan, be considered as a member of the Incumbent Board; provided further, however, that no individual shall be considered a member of the Incumbent Board if such individual initially assumed office as a result of either an actual or threatened "Election Contest" (as described in Rule 14a-11 promulgated under the Exchange Act) or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board (a "Proxy Contest") including by reason of any agreement intended to avoid or settle any Election Contest or Proxy Contest; or

               (c) The consummation of:

                         (i) A merger,  consolidation or reorganization  with or
                    into the Corporation or in which securities of the Corporation are issued (a "Merger"), unless such Merger is a "Non-Control Transaction." A "Non-Control Transaction" shall mean a Merger where:

                         (A) the  stockholders of the  Corporation,  immediately
                    before the Merger own directly or indirectly immediately following the Merger, at least a majority of the combined voting power of the outstanding voting securities of the corporation resulting from the Merger (the "Surviving Corporation") if fifty percent (50%) or more of the combined voting power of the then outstanding Voting Securities of the Surviving Corporation is not Beneficially Owned directly or indirectly by another Person (a "Parent Corporation") or if there are one or more Parent Corporations, the ultimate Parent Corporation, and

                         (B) the individuals,  who were members of the Incumbent
                    Board immediately prior to the execution of the agreement providing for the Merger, constitute at least a majority of the members of the board of directors of the Surviving Corporation if there is no Parent Corporation, or (y) if there are one or more Parent Corporations, the ultimate Parent Corporation, and

                         (C) no Person other than (1) the  Corporation,  (2) any
                    Related Entity, (3) any employee benefit plan (or any trust forming a part thereof) that, immediately prior to the Merger, was maintained by the Corporation or any Related Entity, or (4) any Person who, immediately prior to the Merger, had Beneficial Ownership of thirty-three percent (33%) or more of the then outstanding Voting Securities or Shares, has Beneficial Ownership of thirty-three percent (33%) or more of the combined voting power of the then outstanding voting securities or common stock of (x) the Surviving Corporation if there is no Parent Corporation, or
                    (y) if  there  are  one or  more  Parent  Corporations,  the ultimate Parent Corporation (a Business Combination satisfying the conditions of clauses (1), (2) and (3) of this subparagraph (A) shall be referred to as a "Non-Control Transaction");

                         (ii) A complete liquidation or dissolution of the Corporation; or

                         (iii) The sale or other disposition of all or substantially all of the assets of the Corporation to any Person (other than a transfer to a Related Entity or the distribution to the Corporation's stockholders of the stock of a Related Entity or any other assets).

                         Notwithstanding  the  foregoing,  a Change  in  Control
                    shall not be deemed to occur solely because any Person (the "Subject Person") acquired Beneficial Ownership of more than the permitted amount of the then outstanding Shares or Voting Securities as a result of the acquisition of Shares or Voting Securities by the Corporation which, by reducing the number of Shares or Voting Securities then outstanding, increases the proportional number of shares Beneficially Owned by the Subject Persons, provided that if a Change in Control would occur (but for the operation of this sentence) as a result of the acquisition of Shares or Voting Securities by the Corporation, and after such share acquisition by the Corporation, the Subject Person becomes the Beneficial Owner of any additional Shares or Voting Securities Beneficially Owned by the Subject Person, then a Change in Control shall occur.

                         13.7. Corporation.  For purposes of this Agreement, all
                    references to the Corporation shall include its Successors and Assigns.

                         13.8. Disability. For purposes of this Agreement, "Disability" shall mean a physical or mental infirmity which impairs the Executive's ability to substantially perform his duties with the Corporation for six (6) consecutive months, and within the time period set forth in a Notice of Termination given to the Executive (which time period shall not be less than thirty (30) days), the Executive shall not have returned to full-time performance of his duties; provided, however, that if the Corporation's Long Term Disability Plan, or any successor plan (the "Disability Plan"), is then in effect, the Executive shall not be deemed disabled for purposes of this Agreement unless the Executive is also eligible for "Total Disability" (as defined in the Disability Plan) benefits (or similar benefits in the event of a successor plan) under the Disability Plan.

                         13.9. Exchange Act. For purposes of this agreement, "Exchange Act" shall mean the Securities Exchange Act of 1934, as amended.

                         13.10. Incentive Plan. For purposes of this Agreement, "Incentive Plan" shall mean the General Semiconductor, Inc. Management Incentive Plan, or any successor annual incentive plan, maintained by the Corporation.

                         13.11. Notice of Termination. For purposes of this Agreement, following a Change in Control, "Notice of Termination" shall mean a written notice of termination of the Executive's employment, signed by the Executive if to the Corporation or by a duly authorized officer of the Corporation if to the Executive, which indicates the specific termination provision in this Agreement, if any, relied upon and which sets forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of the Executive's employment under the provision so indicated.

                         13.12. Person. For purposes of this Agreement, "Person"
                    shall mean a person within the meaning of Sections 13(d) and 14(d) of the Exchange Act.

                         13.13. Pro Rata Bonus. For purposes of this Agreement, "Pro Rata Bonus" shall mean the Bonus Amount multiplied by a fraction of the numerator of which is the number of days in the year in which an Executive's Termination Date occurs through the termination date and the denominator of which is 365.

                         13.14. Subsidiary. For purposes of this Agreement, "Subsidiary" shall mean a corporation as defined in Section 424(f) (or a successor provision to such section) of the Internal Revenue Code of 1986, as amended, and regulations and rulings thereunder, with General Semiconductor, Inc. being treated as the employer corporation for purposes of this definition.

                         13.15. Successors and Assigns. For purposes of this Agreement, "Successors and Assigns" shall mean, with respect to the Corporation or a Subsidiary, a corporation or other entity acquiring all or substantially all the assets and business of the Corporation or the Subsidiary, as the case may be (including this Agreement) whether by operation of law or otherwise.

                         13.16. Termination Date. For purposes of this Agreement, "Termination Date" shall mean (a) in the case of the Executive's death, his date of death, (b) if the Executive's employment is terminated for Disability, thirty
                    (30) days after Notice of Termination is given (provided that the Executive shall not have returned to the performance of his duties on a full-time basis during such thirty (30) day period) and (c) if the Executive's employment is terminated for any other reason, the date specified in the Notice of Termination (which, in the case of a termination for Cause shall not be less than thirty
                    (30) days, and in the case of a termination by the Executive shall not be more than sixty (60) days, from the date such Notice of Termination is given); provided, however, that if within thirty (30) days after any Notice of Termination is given the party receiving such Notice of Termination in good faith notifies the other party that a dispute exists concerning the basis for the termination, the Termination Date shall be the date on which the dispute is finally determined, either by mutual written agreement of the parties, or by the final judgment, order or decree of a court of competent jurisdiction (the time for appeal therefrom having expired and no appeal having been taken). Notwithstanding the pendency of any such dispute, the Corporation shall continue to pay the Executive his Base Amount and continue the Executive as a participant in all compensation, incentive, bonus, pension, profit sharing, medical, hospitalization, dental, life insurance and disability benefit plans in which he was participating when the notice giving rise to the dispute was given, until the dispute is finally resolved in accordance with this Section
                    13.16 whether or not the dispute is resolved in favor of the Corporation, and the Executive shall not be obligated to repay to the Corporation any amounts paid or benefits provided pursuant to this sentence.



                                                    General Semiconductor, Inc.


                                                    By:   /s/Robert J. Gange
                                                          ------------------
                                                          Robert J. Gange


                                                    By:   /s/Ronald A. Ostertag
                                                          ---------------------
                                                          Ronald A. Ostertag

                                                                EXHIBIT 10.14.1


                             Second Amendment to the
               Amended and Restated Severance Protection Agreement

                         THIS  AMENDMENT,  made  as of  July  18,  2001  between
                    General Semiconductor, Inc., a Delaware corporation (the "Corporation"), and ______________ (the "Executive").

                         WHEREAS,  the Company and the  Executive  have  entered
                    into   a   severance   protection   agreement    ("Severance
                    Agreement"); and

                         WHEREAS,  on July  18,  2001  the  Board  of  Directors
                    determined that it is in the best interest of the Corporation to amend the definition of "Base Amount," "Bonus Amount" and "Change in Control" in the Severance Agreement;

                         NOW,  THEREFORE,  the  Corporation  and  the  Executive
                    hereby amend the Severance Agreement as follows, effective July 18, 2001:

                         Section 13, Definitions, is amended to read:

                         13.1. Accrued Compensation. For purposes of this Agreement, "Accrued Compensation" shall mean all amounts of compensation for services rendered to the Corporation or any of its Affiliates that have been earned or accrued through the Termination Date but that have not been paid as of the Termination Date including (a) base salary, (b) reimbursement for reasonable and necessary business expenses incurred by the Executive on behalf of the Corporation or of its Affiliates of the Corporation during the period ending on the Termination Date, (c) vacation pay and (d) bonuses and incentive compensation; provided, however, that Accrued Compensation shall not include any amounts described in clause (a) or clause (d) that have been deferred pursuant to any salary reduction or deferred compensation elections made by the Executive.

                         13.2. Affiliate. For purposes of this Agreement, "Affiliate" shall mean any entity, directly or indirectly, controlled by, controlling or under common control with the Corporation or any corporation or other entity acquiring, directly or indirectly, all or substantially all the assets and business of the Corporation, whether by operation of law or otherwise.

                         13.3. Base Amount. For purposes of this Agreement, "Base Amount" shall mean the Executive's annual base salary at the greatest rate in effect at any time during the period beginning on June 1, 2001 and ending on the date of the Executive's termination of employment, determined without regard to any salary reduction or deferred compensation elections made by the Executive.

                         13.4. Bonus Amount. For purposes of this Agreement, "Bonus Amount" shall mean the target annual bonus payable to the Executive under the Incentive Plan in respect of the fiscal year of the Corporation during which the Termination Date occurs or, if greater, the target annual bonus payable to the Executive under the Incentive Plan in respect of the fiscal year of the Corporation during which the Change in Control occurs. For purposes of this Section 13.4, the target annual bonus payable to the Executive shall be calculated using the Base Amount.

                         13.5. Cause. For purposes of this Agreement, a termination of employment is for "Cause" if the Executive has been convicted of a felony or the termination is evidenced by a resolution adopted in good faith by two-thirds of the Board of Directors of the Corporation that the Executive: (a) intentionally and continually failed substantially to perform his reasonably assigned duties with the Corporation and its Affiliates (other than a failure resulting from the Executive's incapacity due to physical or mental illness or from the assignment to the Executive of duties that would constitute Good Reason) which failure continued for a period of at least thirty (30) days after a written notice of demand for substantial performance, signed by a duly authorized officer of the Corporation, has been delivered to the Executive specifying the manner in which the Executive has failed substantially to perform, or

                         (b)   intentionally   engaged  in   conduct   which  is
                    demonstrably and materially injurious to the Corporation and its Affiliates; provided, however, that no termination of the Executive's employment shall be for Cause as set forth in this Section 13.5(b) until (1) there shall have been delivered to the Executive a copy of a written notice, signed by a duly authorized officer of the Corporation, setting forth that the Executive was guilty of the conduct set forth in this Section 13.5(b) and specifying the particulars thereof in detail, and (2) the Executive shall have been provided an opportunity to be heard in person by the Board of Directors of the Corporation (with the assistance of the Executive's counsel if the Executive so desires).

                         No act,  nor failure to act, on the  Executive's  part,
                    shall be considered "intentional" unless the Executive has acted, or failed to act, with a lack of good faith and with a lack of reasonable belief that the Executive's action or failure to act was in the best interest of the Corporation and its Affiliates. Notwithstanding anything contained in this Agreement to the contrary, no failure to perform by the Executive after a Notice of Termination is given to the Corporation by the Executive shall constitute Cause for purposes of this Agreement.

                         13.6.   Change  in  Control.   For   purposes  of  this
                    Agreement, "Change in Control" shall mean the occurrence of any of the following:

                         (a)  An  acquisition  (other  than  directly  from  the
                    Corporation) of any voting securities of the Corporation (the "Voting Securities") by any Person, immediately after which such Person has "Beneficial Ownership" (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of thirty-three percent (33%) or more of the then outstanding Shares or the combined voting power of the Corporation's then outstanding Voting Securities; provided, however, in determining whether a Change in Control has occurred pursuant to this Section 13.6 (a), Shares or Voting Securities which are acquired in a "Non-Control Acquisition" (as hereinafter defined) shall not constitute an acquisition which would cause a Change in Control. A "Non-Control Acquisition" shall mean an acquisition by (i) an employee benefit plan (or a trust forming a part thereof) maintained by (A) the Corporation or (B) any corporation or other Person of which a majority of its voting power or its voting equity securities or equity interest is owned, directly or indirectly, by the Corporation (for purposes of this definition, a "Related Entity"), (ii) the Corporation or any Related Entity, or (iii) any Person in connection with a "Non-Control Transaction" (as hereinafter defined);

                         (b) The  individuals  who,  as of July  18,  2001,  are
                    members of the Board (the "Incumbent Board"), cease, for any reason, to constitute at least two-thirds (2/3) of the members of the Board or, following a Merger (as defined below) which results in a Parent Corporation (as defined in paragraph (c)(i)(A) below), the board of directors of the ultimate Parent Corporation; provided, however, that if the election, or nomination for election by the Corporation's common stockholders, of any new director was approved by a vote of at least two-thirds (2/3) of the Incumbent Board, such new director shall, for purposes of this Plan, be considered as a member of the Incumbent Board; provided further, however, that no individual shall be considered a member of the Incumbent Board if such individual initially assumed office as a result of either an actual or threatened "Election Contest" (as described in Rule 14a-11 promulgated under the Exchange Act) or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board (a "Proxy Contest") including by reason of any agreement intended to avoid or settle any Election Contest or Proxy Contest; or

                           (c)      The consummation of:

                         (i) A merger,  consolidation or reorganization  with or
                    into the Corporation or in which securities of the Corporation are issued (a "Merger"), unless such Merger is a "Non-Control Transaction." A "Non-Control Transaction" shall mean a Merger where:

                         (A) the  stockholders of the  Corporation,  immediately
                    before the Merger own directly or indirectly immediately following the Merger, at least a majority of the combined voting power of the outstanding voting securities of the corporation resulting from the Merger (the "Surviving Corporation") if fifty percent (50%) or more of the combined voting power of the then outstanding Voting Securities of the Surviving Corporation is not Beneficially Owned directly or indirectly by another Person (a "Parent Corporation") or if there are one or more Parent Corporations, the ultimate Parent Corporation, and

                         (B) the individuals,  who were members of the Incumbent
                    Board immediately prior to the execution of the agreement providing for the Merger, constitute at least a majority of the members of the board of directors of (x) the Surviving Corporation if there is no Parent Corporation, or (y) if there are one or more Parent Corporations, the ultimate Parent Corporation, and

                         (C) no Person other than (1) the  Corporation,  (2) any
                    Related Entity, (3) any employee benefit plan (or any trust forming a part thereof) that, immediately prior to the Merger, was maintained by the Corporation or any Related Entity, or (4) any Person who, immediately prior to the Merger, had Beneficial Ownership of thirty-three percent (33%) or more of the then outstanding Voting Securities or Shares, has Beneficial Ownership of thirty-three percent (33%) or more of the combined voting power of the then outstanding voting securities or common stock of (x) the Surviving Corporation if there is no Parent Corporation, or
                    (y) if  there  are  one or  more  Parent  Corporations,  the ultimate Parent Corporation (a Business Combination satisfying the conditions of clauses (1), (2) and (3) of this subparagraph (C) shall be referred to as a "Non-Control Transaction");

                         (ii) A complete liquidation or dissolution of the Corporation; or

                         (iii) The sale or other disposition of all or substantially all of the assets of the Corporation to any Person (other than a transfer to a Related Entity or the distribution to the Corporation's stockholders of the stock of a Related Entity or any other assets).

                         Notwithstanding  the  foregoing,  a Change  in  Control
                    shall not be deemed to occur solely because any Person (the "Subject Person") acquired Beneficial Ownership of more than the permitted amount of the then outstanding Shares or Voting Securities as a result of the acquisition of Shares or Voting Securities by the Corporation which, by reducing the number of Shares or Voting Securities then outstanding, increases the proportional number of shares Beneficially Owned by the Subject Persons, provided that if a Change in Control would occur (but for the operation of this sentence) as a result of the acquisition of Shares or Voting Securities by the Corporation, and after such share acquisition by the Corporation, the Subject Person becomes the Beneficial Owner of any additional Shares or Voting Securities Beneficially Owned by the Subject Person, then a Change in Control shall occur.

                         13.7. Corporation.  For purposes of this Agreement, all
                    references to the Corporation shall include its Successors and Assigns.

                         13.8. Disability. For purposes of this Agreement, "Disability" shall mean a physical or mental infirmity which impairs the Executive's ability to substantially perform his duties with the Corporation for six (6) consecutive months, and within the time period set forth in a Notice of Termination given to the Executive (which time period shall not be less than thirty (30) days), the Executive shall not have returned to full-time performance of his duties; provided, however, that if the Corporation's Long Term Disability Plan, or any successor plan (the "Disability Plan"), is then in effect, the Executive shall not be deemed disabled for purposes of this Agreement unless the Executive is also eligible for "Total Disability" (as defined in the Disability Plan) benefits (or similar benefits in the event of a successor plan) under the Disability Plan.

                         13.9. Exchange Act. For purposes of this agreement, Exchange Act" shall mean the Securities Exchange Act of 1934, as amended.

                         13.10. Good Reason. (a) For purposes of this Agreement,
                    "Good Reason" shall mean the occurrence after a Change in Control of any of the following events or conditions:

                         (1) a change in the Executive's status, title, position
                    or responsibilities (including reporting responsibilities) which, in the Executive's reasonable judgment, represents an adverse change from his status, title, position or responsibilities as in effect immediately prior thereto; the assignment to the Executive of any duties or responsibilities which, in the Executive's reasonable judgment, are inconsistent with his status, title, position or responsibilities; or any removal of the Executive from or failure to reappoint or reelect him to any of such offices or positions, except in connection with the termination of his employment for Disability, Cause, as a result of his death or by the Executive other than for Good Reason;

                         (2) a reduction in the  Executive's  annual base salary
                    below the Base Amount;

                         (3) the relocation of the offices of the Corporation at
                    which the Executive is principally employed to a location more than twenty-five (25) miles from the location of such offices immediately prior to the Change in Control, or the Corporation's requiring the Executive to be based anywhere other than such offices, except to the extent the Executive was not previously assigned to a principal location and except for required travel on the Corporation's business to an extent substantially consistent with the Executive's business travel obligations at the time of the Change in Control;

                         (4)  the  failure  by  the  Corporation  to  pay to the
                    Executive any portion of the Executive's current compensation or to pay to the Executive any portion of an installment of deferred compensation under any deferred compensation program of the Corporation in which the Executive participated, within seven (7) days of the date such compensation is due;

                         (5) the failure by the  Corporation to  (A) continue in
                    effect (without reduction in benefit level, and/or reward opportunities) any material compensation or employee benefit plan in which the Executive was participating immediately prior to the Change in Control, unless a substitute or replacement plan has been implemented which provides substantially identical compensation or benefits to the Executive or (B) provide the Executive with compensation and benefits, in the aggregate, at least equal (in terms of benefit levels and/or reward opportunities) to those provided for under each other compensation or employee benefit plan, program and practice in which the Executive was participating immediately prior to the Change in Control;

                         (6) the failure of the  Corporation  to obtain from its
                    Successors or Assigns the express assumption and agreement required under Section 9 hereof; or (7) any purported termination of the Executive's employment by the Corporation which is not effected pursuant to a Notice of Termination satisfying the terms set forth in the definition of Notice of Termination (and, if applicable, the terms set forth in the definition of Cause).

                         (b) Any event or condition described in Section 13.10(a)(1) through (7) which occurs (1) within six (6) months prior to a Change in Control or (2) at any time prior to a Change in Control but which the Executive reasonably demonstrates (A) was at the request of a Third Party or (B) otherwise arose in connection with, or in anticipation of a Change in Control which has been threatened or proposed and which actually occurs, shall constitute Good Reason for purposes of this Agreement notwithstanding that it occurred prior to a Change in Control.

                         13.11. Incentive Plan. For purposes of this Agreement, "Incentive Plan" shall mean the General Semiconductor, Inc. Management Incentive Plan, or any successor annual incentive plan, maintained by the Corporation.

                         13.12. Notice of Termination. For purposes of this Agreement, following a Change in Control, "Notice of Termination" shall mean a written notice of termination of the Executive's employment, signed by the Executive if to the Corporation or by a duly authorized officer of the Corporation if to the Executive, which indicates the specific termination provision in this Agreement, if any, relied upon and which sets forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of the Executive's employment under the provision so indicated.

                         13.13. Person. For purposes of this Agreement, "Person"
                    shall mean a person within the meaning of Sections 13(d) and 14(d) of the Exchange Act.

                         13.14. Pro Rata Bonus. For purposes of this Agreement, "Pro Rata Bonus" shall mean the Bonus Amount multiplied by a fraction of the numerator of which is the number of days in the year in which an Executive's Termination Date occurs through the termination date and the denominator of which is 365.

                         13.15. Subsidiary. For purposes of this Agreement, "Subsidiary" shall mean a corporation as defined in Section 424(f) (or a successor provision to such section) of the Internal Revenue Code of 1986, as amended, and regulations and rulings thereunder, with General Semiconductor, Inc. being treated as the employer corporation for purposes of this definition.

                         13.16. Successors and Assigns. For purposes of this Agreement, "Successors and Assigns" shall mean, with respect to the Corporation or a Subsidiary, a corporation or other entity acquiring all or substantially all the assets and business of the Corporation or the Subsidiary, as the case may be (including this Agreement) whether by operation of law or otherwise.

                         13.17. Termination Date. For purposes of this Agreement, "Termination Date" shall mean (a) in the case of the Executive's death, his date of death, (b) if the Executive's employment is terminated for Disability, thirty
                    (30) days after Notice of Termination is given (provided that the Executive shall not have returned to the performance of his duties on a full-time basis during such thirty (30) day period) and (c) if the Executive's employment is terminated for any other reason, the date specified in the Notice of Termination (which, in the case of a termination for Cause shall not be less than thirty
                    (30) days, and in the case of a termination for Good Reason shall not be more than sixty (60) days, from the date such Notice of Termination is given); provided, however, that if within thirty (30) days after any Notice of Termination is given the party receiving such Notice of Termination in good faith notifies the other party that a dispute exists concerning the basis for the termination, the Termination Date shall be the date on which the dispute is finally determined, either by mutual written agreement of the parties, or by the final judgment, order or decree of a court of competent jurisdiction (the time for appeal therefrom having expired and no appeal having been taken). Notwithstanding the pendency of any such dispute, the Corporation shall continue to pay the Executive his Base Amount and continue the Executive as a participant in all compensation, incentive, bonus, pension, profit sharing, medical, hospitalization, dental, life insurance and disability benefit plans in which he was participating when the notice giving rise to the dispute was given, until the dispute is finally resolved in accordance with this Section
                    13.17 whether or not the dispute is resolved in favor of the Corporation, and the Executive shall not be obligated to repay to the Corporation any amounts paid or benefits provided pursuant to this sentence.



                                                   General Semiconductor, Inc.


                                                   By:    /s/Ronald A. Ostertag
                                                          ---------------------
                                                          Ronald A. Ostertag




                                                          ______________________
                                                          Executive

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

We face significant competition in the power mangement segment of the semiconductor industry, which may adversely affect us.

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

We are subject to various federal, state, local and foreign laws and regulations governing environmental matters, including the use, discharge and disposal of hazardous materials. We are presently engaged in the remediation of sites associated with five discontinued operations in three states, and we are a "potentially responsible party" at five hazardous waste sites in four states. We have recorded a reserve for environmental matters of $24.7 million at June 30, 2001. While the ultimate outcome of these matters cannot be determined, we do not believe that the final disposition of these matters will have a material adverse effect on our financial position, results of operations or cash flows beyond the amounts previously provided for in our financial statements.

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