Form 10-Q/A
period 2001-06-30
GENERAL SEMICONDUCTOR INC
filed 2001-08-27
CIK 40656

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

Yes  x     No
    ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                               Outstanding at July 23, 2001
-----------------------------                   ----------------------------
Common Stock, par value $0.01                           37,820,909

     Explanatory Note: We are amending our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 to correct the number of shares outstanding of the Company's common stock at July 23, 2001, which appeared on the cover of the original document. The correction is included on the cover of this amended document. Other than this correction, this Form 10Q/A is identical to the Form 10Q filed on July 23, 2001.

                  GENERAL SEMICONDUCTOR, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q/A



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

Reference is made to the cautionary statements contained in Exhibit 99 to this Form 10-Q/A for a discussion of the factors that may cause actual results to differ from the results discussed in these forward looking statements.

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







                          GENERAL SEMICONDUCTOR, INC.


August 27, 2001           /s/Linda Grambow
---------------           ------------------
Date                      Linda Grambow
                          Corporate Controller (Principal Accounting Officer)
                          Signing both in her capacity as a duly authorized
                          officer on behalf of the Registrant and as Chief
                          Accounting Officer of the Registrant

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